Form 10-Q
period 2024-03-31
LGAM Private Credit LLC
filed 2024-05-13
CIK 1983514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01674
LGAM Private Credit LLC
(Exact name of registrant as specified in its charter)

Delaware	93-4683111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1585 Broadway	10036
New York, NY	(Zip Code)
(Address of principal executive offices)
1 212-761-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s Common Units outstanding at May 13, 2024 was 5,093,641.

LGAM Private Credit LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024
SIGNATURES

LGAM Private Credit LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $122,639 and $99,614)	$122,790	$99,746
Cash	6,299	24,832
Deferred financing costs	1,289	1,240
Deferred offering costs	22	31
Interest and dividend receivable from non-controlled/non-affiliated investments	668	350
Receivable for investments sold/repaid	651	—
Prepaid expenses and other assets	1,079	773
Total assets	132,798	126,972

Liabilities
Debt	29,500	22,000
Payable for investments purchased	3,262	18,503
Payable to affiliates (Note 3)	283	308
Dividends payable	756	638
Capital gains based incentive fee payable	19	17
Interest payable	501	101
Accrued expenses and other liabilities	417	194
Total liabilities	34,738	41,761

Commitments and Contingencies (Note 7)

Members' Capital
Common Units, par value $0.001 per share (4,872,429 and 4,251,250 units issued and outstanding)	5	4
Paid-in capital in excess of par value	97,483	85,015
Net distributable earnings (accumulated losses)	572	192
Total members' capital	$98,060	$85,211
Total liabilities and members' capital	$132,798	$126,972
Net asset value per unit	$20.13	$20.04
    The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$3,202	$—
Payment-in-kind	63	—
Other income	88	—
Total investment income	3,353	—

Expenses:
Interest and other financing expenses	809	—
Management fees	227	—
Income based incentive fees	284	—
Capital gains incentive fees	3	—
Professional fees	201	—
Organization and offering costs	9	95
Directors' fees	43	—
Administrative service fees	15	—
General and other expenses	11	—
Total expenses	1,602	95
Expense support (Note 3)	(222)	—
Management fees waiver (Note 3)	(227)	—
Income based incentive fees waiver (Note 3)	(284)	—
Net expenses	869	95
Net investment income (loss)	2,484	(95)
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	3	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	19	—
Net realized and unrealized gain (loss)	22	—
Net increase (decrease) in members' capital resulting from operations	$2,506	$(95)

Net investment income (loss) per unit:	$0.53	$—
Earnings (loss) per unit:	$0.54	$—
Weighted average units outstanding (Note 9):	4,659,472	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amount)

	For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
Members' capital at beginning of period:	$85,211	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	2,484	(95)
Net realized gain (loss)	3	—
Net change in unrealized appreciation (depreciation)	19	—
Net increase (decrease) in members’ capital resulting from operations	2,506	(95)

Distributions to unitholders from:
Distributable earnings	(2,126)	—
Total distributions to unitholders	(2,126)	—

Capital transactions:
Issuance of common Units	12,469	—
Net increase in members' capital resulting from capital transactions	12,469	—
Total increase (decrease) in members' capital	12,849	(95)
Members' capital at end of period	$98,060	$(95)
Dividends per unit	$0.46	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$2,506	$(95)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(19)	—
Net realized (gain) loss on investments	(3)	—
Net accretion of discount and amortization of premium on investments	(55)	—
Payment-in-kind interest	(19)	—
Amortization of deferred financing costs	74	—
Amortization of deferred offering costs	9	—
Purchases of investments and change in payable for investments purchased	(41,343)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	2,503	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(318)	—
(Increase) decrease in prepaid expenses and other assets	(306)	—
(Decrease) increase in payable to affiliates	(25)	—
(Decrease) increase in incentive fees payable	2	—
(Decrease) increase in interest payable	400	—
(Decrease) increase in accrued expenses and other liabilities	223	95
Net cash provided by (used in) operating activities	(36,371)	—

Cash flows from financing activities:
Borrowings on debt	$13,100	$—
Repayments on debt	(5,600)	—
Deferred financing costs paid	(123)	—
Dividends paid	(2,008)	—
Proceeds from issuance of Common units	12,469	—
Net cash provided by (used in) financing activities	17,838
Net increase (decrease) in cash	(18,533)	—
Cash at beginning of period	24,832	—
Cash at end of period	$6,299	$—

Supplemental information and non-cash activities:
Excise tax paid	$2	$—
Interest expense paid	$336	$—
Accrued but unpaid dividends	$756	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(10)	Cost(3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Mantech International CP	(4) (6) (8)	S +	5.75%	11.06%	9/14/2029	2,473	$2,473	$2,473	2.52%
Mantech International CP	(4) (6) (9)	S +	5.75%	11.06%	9/14/2029	223	223	223	0.23
Mantech International CP	(4) (6) (9)	S +	5.75%	11.06%	9/14/2028	—	—	—	—
							2,696	2,696	2.75
Automobile Components
Les Schwab Tire Centers	(5)	S +	3.25%	8.68%	11/2/2027	995	996	994	1.01
Sonny's Enterprises, LLC	(4) (5) (8)	S +	6.75%	12.22%	8/5/2028	3,042	2,978	3,042	3.10
Sonny's Enterprises, LLC	(4) (5) (9)	S +	6.75%	12.22%	8/5/2028	418	404	418	0.43
Sonny's Enterprises, LLC	(4) (5) (9)	S +	6.75%	12.22%	8/5/2027	—	(11)	—	—
							4,367	4,454	4.54
Automobiles
COP Collisionright Parent, LLC	(4) (5) (8)	S +	5.50%	10.82%	1/29/2030	1,170	1,147	1,147	1.17
COP Collisionright Parent, LLC	(4) (5) (9)	S +	5.50%	10.82%	1/29/2030	32	25	25	0.03
COP Collisionright Parent, LLC	(4) (5) (9)	S +	5.50%	10.82%	1/29/2030	28	25	25	0.03
Summit Buyer, LLC	(4) (5) (9)	S +	5.25%	10.61%	1/14/2027	328	315	291	0.30
Summit Buyer, LLC	(4) (9)	P +	4.25%	12.75%	1/14/2027	17	15	13	0.01
							1,527	1,501	1.53
Beverages
Triton Water Holdings, Inc.	(7)	S +	3.25%	8.81%	3/31/2028	995	987	984	1.00
Biotechnology
GraphPad Software, LLC	(4) (5) (8)	S +	5.50%	11.15%	4/27/2027	3,000	3,000	2,997	3.06
Chemicals
Tank Holding Corp.	(6) (8)	S +	5.75%	11.20%	3/31/2028	3,464	3,376	3,407	3.47
Tank Holding Corp.	(6) (9)	S +	5.75%	11.20%	3/31/2028	672	644	648	0.66
							4,020	4,055	4.14
Commercial Services & Supplies
EnergySolutions, LLC	(7)	S +	4.00%	9.31%	9/20/2030	995	996	998	1.02
Vensure Employer Services, Inc.	(4) (6) (9)	S +	5.25%	10.57%	3/26/2027	101	98	97	0.10
							1,094	1,095	1.12
Construction & Engineering
Arcoro Holdings Corp.	(4) (5)	S +	5.50%	10.82%	3/28/2030	1,739	1,705	1,705	1.74
Arcoro Holdings Corp.	(4) (5) (9)	S +	5.50%	10.82%	3/28/2030	—	(5)	(5)	(0.01)
Superman Holdings, LLC	(4) (5) (8)	S +	6.13%	11.43%	8/31/2027	801	785	794	0.81
Superman Holdings, LLC	(4) (5) (9)	S +	6.13%	11.43%	8/31/2027	—	(2)	(2)	—
							2,483	2,492	2.54

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(10)	Cost(3)	Fair Value	Percentage of Net Assets
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(4) (6) (8)	S +	5.50%	10.83%	2/3/2031	2,680	$2,654	$2,654	2.71%
PDI TA Holdings, Inc.	(4) (6) (9)	S +	5.50%	10.83%	2/3/2031	—	(5)	(5)	(0.01)
PDI TA Holdings, Inc.	(4) (6) (9)	S +	5.50%	10.83%	2/3/2031	—	(3)	(3)	—
							2,646	2,646	2.70
Distributors
Avalara, Inc.	(4) (6) (8)	S +	7.25%	12.56%	10/19/2028	5,857	5,819	5,857	5.97
Avalara, Inc.	(4) (6) (9)	S +	7.25%	12.56%	10/19/2028	—	(4)	—	—
Bradyifs Holdings, LLC	(4) (5) (8)	S +	6.00%	11.31%	10/31/2029	2,922	2,867	2,884	2.94
Bradyifs Holdings, LLC	(4) (5) (9)	S +	6.00%	11.31%	10/31/2029	79	75	74	0.08
Bradyifs Holdings, LLC	(4) (5) (9)	S +	6.00%	11.31%	10/31/2029	—	(4)	(3)	—
							8,753	8,812	8.99
Diversified Consumer Services
Asurion, LLC		S +	3.25%	8.69%	7/31/2027	995	983	954	0.97
EVDR Purchaser, Inc.	(4) (6)	S +	5.50%	10.83%	2/14/2031	2,743	2,689	2,689	2.74
EVDR Purchaser, Inc.	(4) (6) (9)	S +	5.50%	10.83%	2/14/2031	—	(8)	(8)	(0.01)
EVDR Purchaser, Inc.	(4) (6) (9)	S +	5.50%	10.83%	2/14/2031	188	179	179	0.18
							3,843	3,814	3.89
Health Care Equipment & Supplies
Medline Borrower, LP	(7)	S +	3.00%	8.44%	10/23/2028	906	908	908	0.93
Tidi Legacy Products, Inc.	(4) (5) (8)	S +	5.50%	10.83%	12/19/2029	1,373	1,347	1,352	1.38
Tidi Legacy Products, Inc.	(4) (5) (9)	S +	5.50%	10.83%	12/19/2029	—	(3)	(6)	(0.01)
Tidi Legacy Products, Inc.	(4) (5) (9)	S +	5.50%	10.83%	12/19/2029	—	(5)	(4)	—
							2,247	2,250	2.29
Health Care Providers & Services
DCA Investment Holdings, LLC	(4) (6) (8)	S +	6.50%	11.71%	4/3/2028	7,362	7,305	7,222	7.36
iCIMS, Inc.	(4) (6) (8)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	5,404	5,369	5,404	5.51
iCIMS, Inc.	(4) (6) (9)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	—	(6)	—	—
iCIMS, Inc.	(4) (6) (9)	S +	7.25% (incl. 3.88% PIK)	12.55%	8/18/2028	33	30	33	0.03
Parexel International Corporation	(7)	S +	3.25%	8.69%	11/15/2028	995	997	997	1.02
PPV Intermediate Holdings, LLC	(4) (6) (8)	S +	5.75%	11.09%	8/31/2029	2,000	2,000	1,972	2.01
PPV Intermediate Holdings, LLC	(4) (6) (9)	S +	5.75%	11.09%	8/31/2029	—	(6)	(5)	(0.01)
							15,689	15,623	15.93
Health Care Technology
Hyland Software, Inc.	(4) (6) (8)	S +	6.00%	11.33%	9/19/2030	3,803	3,758	3,779	3.85

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(10)	Cost(3)	Fair Value	Percentage of Net Assets
Hyland Software, Inc.	(4) (6) (9)	S +	6.00%	11.33%	9/19/2029	—	$(2)	$(1)	—%
Project Ruby Ultimate Parent Corp.	(6)	S +	3.25%	8.69%	3/10/2028	995	992	993	1.01
							4,748	4,771	4.87
Industrial Conglomerates
Aptean, Inc.	(4) (6) (8)	S +	5.25%	10.57%	1/30/2031	1,963	1,944	1,944	1.98
Aptean, Inc.	(4) (6) (9)	S +	5.25%	10.57%	1/30/2031	17	16	16	0.02
Aptean, Inc.	(4) (6) (9)	S +	5.25%	10.57%	1/30/2031	—	(2)	(2)	—
							1,958	1,958	2.00
Insurance Services
Alliant Holdings Intermediate, LLC	(7)	S +	3.50%	8.83%	11/6/2030	995	998	999	1.02
AssuredPartners, Inc.	(7)	S +	3.50%	8.94%	2/12/2027	995	998	996	1.02
Galway Borrower, LLC	(4) (6) (8)	S +	5.25%	10.67%	9/29/2028	1,652	1,624	1,612	1.64
Galway Borrower, LLC	(4) (6) (9)	S +	5.25%	10.67%	9/29/2028	—	(21)	(60)	(0.06)
Higginbotham Insurance Agency, Inc.	(4) (5) (8)	S +	5.50%	10.93%	11/24/2028	1,990	1,990	1,990	2.03
Higginbotham Insurance Agency, Inc.	(4) (5) (9)	S +	5.50%	10.93%	11/24/2028	797	785	793	0.81
High Street Buyer, Inc.	(4) (6) (9)	S +	5.25%	10.56%	4/14/2028	—	(7)	(7)	(0.01)
Integrity Marketing Acquisition, LLC	(4) (6) (8)	S +	6.00%	11.34%	8/27/2026	2,133	2,107	2,110	2.15
Integrity Marketing Acquisition, LLC	(4) (6) (8)	S +	6.00%	11.34%	8/27/2026	2,603	2,582	2,575	2.63
Integrity Marketing Acquisition, LLC	(4) (6) (9)	S +	6.00%	11.34%	8/27/2026	—	(9)	(3)	—
Keystone Agency Investors	(4) (5) (8)	S +	5.50%	10.95%	5/3/2027	2,489	2,489	2,461	2.51
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (8)	S +	6.00%	11.45%	11/1/2028	1,493	1,466	1,490	1.52
Peter C. Foy & Associates Insurance Services, LLC	(4) (6) (9)	S +	6.00%	11.45%	11/1/2028	—	(13)	(2)	—
RSC Acquisition, Inc.	(4) (6) (8)	S +	5.50%	10.96%	11/1/2029	124	123	123	0.13
RSC Acquisition, Inc.	(4) (6) (8) (9)	S +	5.50%	10.96%	11/1/2029	277	276	276	0.28
Summit Acquisition, Inc.	(4) (6) (8)	S +	6.75%	12.06%	5/1/2030	1,862	1,862	1,862	1.90
Summit Acquisition, Inc.	(4) (6)	S +	6.75%	12.06%	5/1/2030	419	419	419	0.43
Summit Acquisition, Inc.	(4) (6)	S +	6.75%	12.06%	5/1/2029	210	210	210	0.21
USI, Inc.		S +	3.00%	8.30%	11/22/2029	995	1,000	995	1.01
World Insurance Associates, LLC	(4) (5) (8)	S +	6.00%	11.32%	4/3/2028	4,764	4,624	4,709	4.80
							23,503	23,548	24.01
Machinery
TK Elevator US Newco, Inc.		S +	3.50%	8.79%	4/30/2030	1,000	1,004	1,003	1.02
Multi-Utilities
AWP Group Holdings, Inc.	(4) (5) (8)	S +	5.50%	10.90%	12/24/2029	2,568	2,521	2,541	2.59
AWP Group Holdings, Inc.	(4) (5) (9)	S +	5.50%	10.90%	12/24/2029	66	53	52	0.05
AWP Group Holdings, Inc.	(4) (5) (9)	S +	5.50%	10.90%	12/24/2029	154	144	148	0.15
							2,718	2,741	2.80

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(10)	Cost(3)	Fair Value	Percentage of Net Assets
Professional Services
Bullhorn, Inc.	(4) (5) (8)	S +	5.50%	10.93%	9/30/2026	6,188	$6,153	$6,150	6.27%
Bullhorn, Inc.	(4) (5) (8)	S +	5.50%	10.93%	9/30/2026	516	514	514	0.52
Bullhorn, Inc.	(4) (5) (9)	S +	5.50%	10.93%	9/30/2026	—	(2)	(2)	—
Corporation Service Company	(7)	S +	3.25%	8.08%	11/2/2029	924	928	925	0.94
KWOR Acquisition, Inc.	(4) (5) (8)	S +	5.25%	10.68%	12/22/2028	2,992	2,992	2,962	3.02
							10,585	10,549	10.76
Real Estate Management & Development
Associations, Inc.	(4) (5) (8)	S +	6.50% (incl. 2.50% PIK)	12.09%	7/2/2027	3,012	3,012	2,988	3.05
MRI Software, LLC	(4) (5) (8)	S +	5.50%	10.90%	2/10/2027	6,477	6,440	6,450	6.58
MRI Software, LLC	(4) (5) (9)	S +	5.50%	10.90%	2/10/2027	—	(2)	(2)	—
							9,450	9,436	9.62
Software
Banff Merger Sub, Inc.		S +	4.25%	9.58%	12/29/2028	998	996	1,003	1.02
Central Parent, Inc.	(7)	S +	4.00%	9.31%	7/6/2029	1,000	1,004	1,003	1.02
Formstack Acquisition Co	(4) (5)	S +	5.25%	10.57%	3/28/2030	1,875	1,847	1,847	1.88
Formstack Acquisition Co	(4) (5) (9)	S +	5.25%	10.57%	3/28/2030	—	(6)	(6)	(0.01)
Formstack Acquisition Co	(4) (5) (9)	S +	5.25%	10.57%	3/28/2030	—	(6)	(6)	(0.01)
Granicus, Inc.	(4) (6) (8)	S +	5.25%	10.62%	1/17/2031	2,327	2,303	2,303	2.35
Granicus, Inc.	(4) (6) (9)	S +	5.25%	10.62%	1/17/2031	—	(2)	(2)	—
Granicus, Inc.	(4) (6) (9)	S +	5.25%	10.62%	1/17/2031	—	(3)	(3)	—
GS AcquisitionCo, Inc.	(4) (5) (8)	S +	5.00%	10.30%	5/25/2028	6,545	6,509	6,545	6.67
GS AcquisitionCo, Inc.	(4) (5) (9)	S +	5.00%	10.30%	5/25/2028	—	—	—	—
GS AcquisitionCo, Inc.	(4) (5) (9)	S +	5.00%	10.30%	5/25/2028	—	(2)	—	—
Icefall Parent, Inc.	(4) (5) (8)	S +	6.50%	11.80%	1/25/2030	2,739	2,686	2,686	2.74
Icefall Parent, Inc.	(4) (5) (9)	S +	6.50%	11.80%	1/25/2030	—	(5)	(5)	(0.01)
							15,321	15,365	15.67
Total First Lien Debt							$122,639	$122,790	125.22%
Total Portfolio Investments							$122,639	$122,790	125.22%

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2024. As of March 31, 2024, the reference rates for our variable rate loans were the 3-month E at 3.89%, 1-month S at 5.33%, 3-month S at 5.30%, 6-month S at 5.22% and the P at 8.50%.

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
(9)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2024.

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	$1,324	$(14)
AWP Group Holdings, Inc.	Revolver	12/24/2029	376	(4)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	338	(2)
Aptean, Inc.	Revolver	1/30/2031	182	(2)
Arcoro Holdings Corp.	Revolver	3/28/2030	261	(5)
Avalara, Inc.	Revolver	10/19/2028	586	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	244	(3)
Bradyifs Holdings, LLC	Revolver	10/31/2029	248	(3)
Bullhorn, Inc.	Revolver	9/30/2026	320	(2)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	647	(6)
COP Collisionright Parent, LLC	Revolver	1/29/2030	162	(3)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/2/2024	784	(8)
EVDR Purchaser, Inc.	Revolver	2/14/2031	282	(5)
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	750	(6)
Formstack Acquisition Co	Revolver	3/28/2030	375	(6)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	50	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	50	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	437	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2024	$2,496	$(60)
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	347	(2)
Granicus, Inc.	Revolver	1/17/2031	329	(3)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	680	(3)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	743	(7)
Hyland Software, Inc.	Revolver	9/19/2029	181	(1)
Icefall Parent, Inc.	Revolver	1/25/2030	261	(5)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	252	(3)
MRI Software, LLC	Revolver	2/10/2027	456	(2)
Mantech International CP	Delayed Draw Term Loan	9/14/2024	406	—
Mantech International CP	Revolver	9/14/2028	318	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	1,016	(5)
PDI TA Holdings, Inc.	Revolver	2/3/2031	304	(3)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	1,265	(5)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	10/19/2024	1,500	(2)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	20	—
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/5/2024	249	—
Sonny's Enterprises, LLC	Revolver	8/5/2027	579	—
Summit Buyer, LLC	Delayed Draw Term Loan	8/25/2025	580	(23)
Summit Buyer, LLC	Revolver	1/14/2027	74	(3)
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	190	(2)
Tank Holding Corp.	Delayed Draw Term Loan	5/22/2024	825	(13)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	362	(6)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	(4)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	5/15/2025	249	(3)
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	1,041	—
iCIMS, Inc.	Revolver	8/18/2028	457	—
Total First Lien Debt Unfunded Commitments			$22,857	$(224)
Total Unfunded Commitments			$22,857	$(224)

(10)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound (“GBP”), or Canadian dollar ("CAD").

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Notes to the Consolidated Financial Statements
March 31, 2024
(In thousands, except unit and per unit amounts)

(1)        ORGANIZATION
LGAM Private Credit LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, the Company intends to elect to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: LGAM Equity Holdings LLC (“Equity Holdings”), LGAM CA SPV LLC (“CA SPV”) and LGAM Financing SPV LLC (“LGAM SPV LLC” and together with Equity Holdings and CA SPV, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2024.
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
Investments
Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Financial Condition consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
The Company’s Board of Directors (the “Board of Directors” or the “Board”), with the assistance of the Company’s audit committee (the “Audit Committee”), determines the fair value of the Company’s investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Board of Directors has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
PIK Income
The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to qualify as a RIC, even though the Company has not yet collected cash.
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
As of March 31, 2024, the Company had no investments on non-accrual status.
Organization and Offering Costs
Costs associated with the organization of the Company are expensed as incurred. These costs consist primarily of legal fees and other costs of organizing the Company. Costs associated with the offering of Units are capitalized as “deferred offering costs” on the Consolidated Statements of Financial Condition and amortized over a twelve-month period from incurrence of such offering of Units. These costs consist primarily of legal fees and other costs incurred in connection with the Company’s continuous private offerings of its Units.
Deferred Financing Costs
Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to a revolving credit facility is presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2024 and for the period from February 7, 2023 (inception) through March 31, 2023, the Company did not accrue U.S. federal excise tax.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
(3)RELATED PARTY TRANSACTIONS
Investment Advisory Agreement

On December 1, 2023, the Company entered into the investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately be borne by the unitholders.
Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of the Company’s average net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month prior to the termination of the Investment Advisory Agreement, and any such recoupment would be subject to any applicable expense waiver. Base management fees for any partial month are prorated based on the number of days in the month. The base management fee is payable quarterly in arrears, any base management fees waived are not subject to recoupment by the Investment Adviser. The Investment Adviser has agreed to irrevocably waive the base management fee through June 30, 2024, and such waiver is not subject to recapture.
For the three months ended March 31, 2024 and for the period from February 7, 2023 (inception) through March 31, 2023, base management fees were $227 and $0, and the Investment Adviser irrevocably agreed to waive $227 and $0, respectively. As of March 31, 2024 and December 31, 2023, $0 and $0, respectively, was payable to the Investment Adviser relating to base management fees.
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
For the three months ended March 31, 2024 and for the period from February 7, 2023 (inception) through March 31, 2023, there were $284 and $0 income based incentive fees accrued. The Investment Adviser has agreed to irrevocably waive its incentive fee based on net investment income through June 30, 2024 and such waiver is not subject to recapture.
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
For the three months ended March 31, 2024 and for the period from February 7, 2023 (inception) through March 31, 2023, capital gains incentive fees accrued to the Investment Adviser was $3 and $0, respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of March 31, 2024 and December 31, 2023, $19 and $0 was payable to the Investment Adviser relating to capital gains incentive fees.
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
For the three months ended March 31, 2024 and for the period from February 7, 2023 (inception) through March 31, 2023, the Company incurred $15 and $0 of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $20 and $5, respectively, was payable for administrative service fees.
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
For the three months ended March 31, 2024 and for the period from February 7, 2023 (inception) through March 31, 2023, there was $222 and $0, respectively, of Expense Payments under the Expense Support Agreement, which were recorded in expense support on the Consolidated Statements of Operations.
(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$122,639	$122,790	100.0%	$99,614	$99,746	100.0%
Total	$122,639	$122,790	100.0%	$99,614	$99,746	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Aerospace & Defense	2.2%	—%
Automobile Components	3.6	4.3
Automobiles	1.2	0.1
Beverages	0.8	1.0
Biotechnology	2.5	3.0
Chemicals	3.3	3.9
Commercial Services & Supplies	0.9	1.1
Construction & Engineering	2.0	0.8
Consumer Staples Distribution & Retail	2.2	—
Distributors	7.2	9.3
Diversified Consumer Services	3.1	1.0
Health Care Equipment & Supplies	1.8	2.3
Health Care Providers & Services	12.7	15.6
Health Care Technology	3.9	2.8
Industrial Conglomerates	1.6	—
Insurance Services	19.2	21.3
Machinery	0.8	1.0
Multi-Utilities	2.2	2.7
Professional Services	8.6	10.7
Real Estate Management & Development	7.7	9.5
Software	12.5	9.6
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$122,639	$122,790	100.0%	$99,614	$99,746	100.0%
Total	$122,639	$122,790	100.0%	$99,614	$99,746	100.0%
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$17,807	$104,983	$122,790	$—	$14,988	$84,758	$99,746
Total	$—	$17,807	$104,983	$122,790	$—	$14,988	$84,758	$99,746
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	First Lien Debt	Total Investments
Fair value, beginning of period	$84,758	$84,758
Purchases of investments	25,016	25,016
Proceeds from principal repayments and sales of investments	(1,026)	(1,026)
Accretion of discount/amortization of premium	55	55
Payment-in-kind	19	19
Net change in unrealized appreciation (depreciation)	36	36
Net realized gains (losses)	3	3
Transfers into/out of Level 3(1)	(3,878)	(3,878)
Fair value, end of period	$104,983	$104,983

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$36	$36
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

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average(1)
				Low	High
First Lien Debt	$104,983	Yield Analysis	Discount Rate	9.84%	12.33%	10.97%
Total Investments	$104,983

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average(1)
				Low	High
First Lien Debt	$84,758	Yield Analysis	Discount Rate	9.72%	12.01%	10.83%
Total Investments	$84,758
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
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	March 31, 2024			December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Citibank Funding Facility	3	$29,500	$29,500	$22,000	$22,000
Total		$29,500	$29,500	$22,000	$22,000
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$200,000	$29,500	$170,500	$200,000	$22,000	$178,000
Total	$200,000	$29,500	$170,500	$200,000	$22,000	$178,000
The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2024 was 8.17%. The combined weighted average effective interest rate (excluding unused fees only) of the aggregate borrowings outstanding for the three months ended March 31, 2024 was 9.35%. The combined weighted average debt of the aggregate borrowings outstanding for the three months ended March 31, 2024 was $24,908. There was no debt outstanding for the period from February 7, 2023 (inception) through March 31, 2023.
Citibank Funding Facility

On December 4, 2023, LGAM SPV LLC entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with LGAM SPV LLC, as the borrower, the lenders party thereto (the “Lenders”), Citibank, N.A. (“Citibank”), as the administrative agent for the Lenders, the Company, as the collateral manager and equityholder, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as document custodian, pursuant to which the Lenders have agreed to extend credit to LGAM SPV LLC in an aggregate principal amount up to $200 million at any one time outstanding, with up to an additional $550 million available pursuant to an accordion feature (the “Citibank Funding Facility”).

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

The obligations of LGAM SPV LLC under the Citibank Funding Facility are secured by all of the assets held by LGAM SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to LGAM SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of December 4, 2023 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and LGAM SPV LLC, entered into in connection with the Citibank Funding Facility. Under the Agreements, the Company and LGAM SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary affirmative and negative covenants and events of default for revolving funding facilities of this nature. As of March 31, 2024, the Company was in compliance with all covenants and other requirements of the Citibank Funding Facility.

The summary information of the Citibank Funding Facility is as follows:

	For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
Borrowing interest expense	$514	$—
Facility unused commitment fees	221	—
Amortization of deferred financing costs	74	—
Total	$809	$—
Weighted average interest rate	8.17%	0.00%
Weighted average outstanding balance	$24,908	$—
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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had $22,857 and $15,504 of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8)MEMBERS’ CAPITAL
Equity
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2024	December 31, 2023
Net distributable earnings (losses), beginning of period	$192	$—
Net investment income (loss)	2,484	692
Net realized gain (loss)	3	—
Net unrealized appreciation (depreciation)	19	132
Dividends declared	(2,126)	(638)
Tax reclassification of unitholders' equity	—	6
Net distributable earnings (losses), end of period	$572	$192
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
Total	621,179	$12,469

The Company did not hold a closing of the continuous private offering for the period from February 7, 2023 (inception) through March 31, 2023.

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
Total Distributions			$0.4559
The Company did not declare a distribution for the period from February 7, 2023 (inception) through March 31, 2023.
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

The Company did not issue any Units pursuant to the DRIP plan for the three months ended March 31, 2024 and for the period from February 7, 2023 (inception) through March 31, 2023.
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
For the three months ended March 31, 2024 and for the period from February 7, 2023 (inception) through March 31, 2023, no Units were repurchased.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
Net increase (decrease) in Members' Capital from operations	$2,506	$(95)
Weighted average Units outstanding	4,659,472	—
Basic and diluted earnings (loss) per Unit	$0.54	$—

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
Per Unit Data:(1)
Members' capital, beginning of period	$20.04	$—
Net investment income (loss)	0.53	—
Net unrealized and realized gain (loss)(2)	0.02	—
Net increase (decrease) in members; capital resulting from operations	0.55	—
Dividends declared	(0.46)	—
Total increase (decrease) in members' capital	0.09	—
Members' capital, end of period	$20.13	$—
Units outstanding, end of period	4,872,429	—
Weighted average Units outstanding	4,659,472	—
Total return based on members' capital(3)	2.74%	—%
Ratio/Supplemental Data:
Members' capital, end of period	$98,060	$(95)
Ratio of expenses before waivers to average members' capital(4)	5.89%	—%
Ratio of net expenses to average members' capital(4)	3.68%	—%
Ratio of net investment income to average members' capital(4)	10.65%	—%
Asset coverage ratio(5)	432.41%	—%
Portfolio turnover rate	2.78%	—%
(1)    The per unit data was derived by using the weighted average units outstanding during the applicable period, except otherwise noted.
(2)    The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)    Total return (not annualized) is calculated assuming a purchase of units at the opening of the first day of the period and a sale on the closing of the last business day of the period. Distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under the Company’s DRIP.
(4)    Amounts are annualized except for incentive fees, organization and offering costs and expense support amounts relating to organization and offering costs.
(5)    Effective November 30, 2023, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to November 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.
(11)        WAREHOUSE TRANSACTION
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
(12)SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
April Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 221,212 Units for an aggregate offering price of $4.5 million effective April 1, 2024.
On April 25, 2024, the Board of Directors of the Company declared a distribution to unitholders of record in the amount of $0.1552 per unit and payable on May 3, 2024 as of April 30, 2024.
May Issuances

Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $4.1 million effective May 1, 2024.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to LGAM Private Credit LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or “Investment Adviser”), and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing and amount of cash flows, if any, from the operations of our portfolio companies;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•our ability to qualify and maintain our qualification as a business development company (“BDC”), and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.
OVERVIEW
We are a Delaware limited liability company formed on February 7, 2023 with the name “LTMS Fund LLC.” We changed our name to “LGAM Private Credit LLC” on March 20, 2023. We are structured as a non-diversified, externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are not a subsidiary of or consolidated with Morgan Stanley. We commenced operations on December 1, 2023.
We are a private, perpetual-life BDC, which is a BDC whose Units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit.
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For purposes of this report, “middle market” companies refers to companies that, in general, generate annual earnings, before interest, tax, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and, second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark (such as SOFR). We may make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.
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
Pursuant to the exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.

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
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Investment Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the administration agreement between us and MS Private Credit Administrative Services LLC (the “Administrator”); and (iii) other operating expenses as detailed below:

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
PORTFOLIO, INVESTMENT ACTIVITY

The composition of our investment portfolio is presented below:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$122,639	$122,790	100.0%	$99,614	$99,746	100.0%
Total	$122,639	$122,790	100.0%	$99,614	$99,746	100.0%
Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments, unless otherwise noted:

	As of
	March 31, 2024	December 31, 2023
Number of portfolio companies	51	42
Percentage of performing debt bearing a floating rate, at fair value	100.0%	100.0%
Percentage of performing debt bearing a fixed rate, at fair value	—%	—%
Weighted average yield on debt and income producing investments, at cost(1)	11.4%	11.5%
Weighted average yield on debt and income producing investments, at fair value(1)	11.4%	11.5%
Weighted average 12-month EBITDA	$244.3	$252.7
Weighted average loan to value of our portfolio companies(2)	43.1%	44.6%
Percentage of our debt portfolio subject to business cycle volatility	3.2%	4.2%
Percentage of our total portfolio on non-accrual, at cost	—%	—%
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
New Investments Committed
Gross Principal Balance(1)	$33,912	$—
Net New Investments Committed	$33,912	$—
Investments, at Cost
Investments, beginning of period	$99,614	$—
New investments purchased	26,102	—
Net accretion of discount on investments	55	—
Payment-in-kind	19	—
Net realized gain (loss) on investments	3	—
Investments sold or repaid	(3,154)	—
Investments, end of period	$122,639	$—
Principal amount of investments funded
First lien debt investments	$26,474	$—
Total	$26,474	$—
Amount of investments sold/fully repaid, at principal
First lien debt investments	$1,995	$—
Total	$1,995	$—
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	122,790	100.0	99,746	100.0
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
	$122,790	100.0%	$99,746	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
Total investment income	$3,353	$—
Less: Net expenses	869	95
Net investment income	2,484	(95)
Net change in unrealized appreciation (depreciation)	19	—
Net realized gain (loss)	3	—
Net increase (decrease) in net assets resulting from operations	$2,506	$(95)
Investment Income
Investment income was as follows:

	For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
Investment income:
Interest income	$3,202	$—
Payment-in-kind	63	—
Other income	88	—
Total Investment Income	$3,353	$—

Total investment income is $3,353 for the three months ended March 31, 2024, primarily driven by our deployment of capital and invested balance of investments. Weighted average asset yield of debt investments at cost is 11.4% as of March 31, 2024. As of such date, all our debt investments were income-producing. No investments were on non-accrual status as of March 31, 2024.

Expenses

Expenses were as follows:

	For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
Expenses:
Interest and other financing expenses	$809	$—
Management fees	227	—
Income based incentive fees	284	—
Capital gains incentive fees	3	—
Professional fees	201	—
Organization and offering costs	9	95
Directors' fees	43	—
Administrative service fees	15	—
General and other expenses	11	—
Total expenses	$1,602	$95
Expense support (Note 3)	(222)	—
Management fees waiver (Note 3)	(227)	—
Income based incentive fees waiver (Note 3)	(284)	—
Net expenses	$869	$95

In the table above:

•For the three months ended March 31, 2024, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, was $809. Average borrowings outstanding were $24,908. The combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding for the three months ended March 31, 2024 was 8.17%. The combined weighted average effective interest rate (excluding unused fees only) of the aggregate borrowings outstanding for the three months ended March 31, 2024 was 9.35%.

•For the three months ended March 31, 2024, management fees net of waiver was $0. The Adviser has agreed to irrevocably waive the base management fee through June 30, 2024 and such waiver is not subject to recapture.

•For the three months ended March 31, 2024, there was no income-based incentive fees accrued. The Adviser has agreed to irrevocably waive the income-based incentive fee through June 30, 2024 and such waiver is not subject to recapture.

•Administrative service fees represents fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us.

•Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

•Organization and offering costs include expenses incurred in our initial formation and our offering of units.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended March 31, 2024	For the period from February 7, 2023 (inception) through March 31, 2023
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$3	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	19	—
Net realized and unrealized gain (loss)	$22	$—
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
As of March 31, 2024, we had approximately $6.3 million of cash, which taken together with our approximately $170.5 million of availability under the Citibank Funding Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying unaudited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $22.9 million.
Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received from the closings of our continuous private offering that occurred for the three months ended March 31, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
Total	621,179	$12,469
The Company did not hold a closing of the continuous private offering for the period from February 7, 2023 (inception) through March 31, 2023.
Distributions
The following table summarizes the Company’s distributions declared and payable for the period from February 7, 2023 (inception) through March 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
Total Distributions			$0.4559
The Company did not declare a distribution for the period from February 7, 2023 (inception) through March 31, 2023.
Distribution Reinvestment

We have adopted an “opt in” dividend reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions automatically reinvested in additional Units. For the three months ended March 31, 2024 and for the period from February 7, 2023 (inception) through December 31, 2023, we did not issue any Units pursuant to our DRIP. For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.
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
For the three months ended March 31, 2024 and for the period from February 7, 2023 (inception) through March 31, 2023, no units were repurchased.
For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$200,000	$29,500	$170,500	$200,000	$22,000	$178,000
Total	$200,000	$29,500	$170,500	$200,000	$22,000	$178,000
For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.
RECENT DEVELOPMENTS
April Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 221,212 Units for an aggregate offering price of $4,453 effective April 1, 2024.
On April 25, 2024, our Board of Directors declared a distribution to unitholders of record in the amount of $0.1552 per unit and payable on May 3, 2024 as of April 30, 2024.
May Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $4.1 million effective May 1, 2024.
CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Significant Accounting Policies.”
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

Item 3.
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
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” of our Form 10-K and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our Form 10-K.
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
As of March 31, 2024, approximately 100% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$3,720	$(885)	$2,835
Up 200 basis points	$2,480	$(590)	$1,890
Up 100 basis points	$1,240	$(295)	$945
Up 25 basis points	$310	$(74)	$236
Down 25 basis points	$(310)	$74	$(236)
Down 100 basis points	$(1,240)	$295	$(945)
Down 200 basis points	$(2,480)	$590	$(1,890)
Down 300 basis points	$(3,720)	$885	$(2,835)

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS
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
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks described below and disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

We may be subject to risks associated with our investments in the software industry.

We could invest in portfolio companies in the software industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on February 1, 2024, February 29 2024 and March 28 2024 for the issuance of our Units for the three months ended March 31, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3: Defaults Upon Senior Securities.
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules
(a) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LGAM Private Credit LLC
Dated: May 13, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)