Form 10-Q
period 2024-06-30
LGAM Private Credit LLC
filed 2024-08-12
CIK 1983514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s Common Units outstanding at August 12, 2024 was 5,758,014.

LGAM Private Credit LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024
SIGNATURES

LGAM Private Credit LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $173,727 and $99,614)	$174,390	$99,746
Cash and cash equivalents	6,098	24,832
Deferred financing costs	1,213	1,240
Deferred offering costs	14	31
Interest and dividend receivable from non-controlled/non-affiliated investments	790	350
Receivable for investments sold/repaid	4	—
Prepaid expenses and other assets	7	773
Total assets	182,516	126,972

Liabilities
Debt	66,000	22,000
Payable for investments purchased	3,019	18,503
Payable to affiliates (Note 3)	30	308
Dividends payable	1,265	638
Capital gains based incentive fee payable	83	17
Interest payable	720	101
Accrued expenses and other liabilities	548	194
Total liabilities	71,665	41,761

Commitments and Contingencies (Note 7)

Members' Capital
Common Units, par value $0.001 per share (5,492,025 and 4,251,250 units issued and outstanding)	5	4
Paid-in capital in excess of par value	109,976	85,015
Net distributable earnings (accumulated losses)	870	192
Total members' capital	$110,851	$85,211
Total liabilities and members' capital	$182,516	$126,972
Net asset value per unit	$20.18	$20.04
    The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the period from February 7, 2023 (inception) through June 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$3,950	$—	$7,152	$—
Payment-in-kind	17	—	80	—
Other income	122	—	210	—
Total investment income	4,089	—	7,442	—

Expenses:
Interest and other financing expenses	1,076	—	1,886	—
Management fees	261	—	488	—
Income based incentive fees	333	—	617	—
Capital gains incentive fees	64	—	67	—
Professional fees	312	—	513	—
Organization and offering costs	9	71	17	166
Directors' fees	24	—	67	—
Administrative service fees	11	—	26	—
General and other expenses	4	—	16	—
Total expenses	2,094	71	3,697	166
Expense support (Note 3)	(75)	—	(297)	—
Management fees waiver (Note 3)	(261)	—	(488)	—
Income based incentive fees waiver (Note 3)	(333)	—	(617)	—
Net expenses	1,425	71	2,295	166
Net investment income (loss)	2,664	(71)	5,147	(166)
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	—	—	3	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	512	—	532	—
Net realized and unrealized gain (loss)	512	—	535	—
Net increase (decrease) in members' capital resulting from operations	$3,176	$(71)	$5,682	$(166)

Net investment income (loss) per unit:	$0.50	$—	$1.03	$—
Earnings (loss) per unit:	$0.60	$—	$1.14	$—
Weighted average units outstanding (Note 9)	5,293,948	—	4,976,710	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amount)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the period from February 7, 2023 (inception) through June 30, 2023
Members' capital at beginning of period:	$98,060	$(95)	$85,211	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	2,664	(71)	5,147	(166)
Net realized gain (loss)	—	—	3	—
Net change in unrealized appreciation (depreciation)	512	—	532	—
Net increase (decrease) in members’ capital resulting from operations	3,176	(71)	5,682	(166)

Distributions to unitholders from:
Distributable earnings	(2,878)	—	(5,004)	—
Total distributions to unitholders	(2,878)	—	(5,004)	—

Capital transactions:
Issuance of common Units	12,493	25	24,962	25
Net increase in members' capital resulting from capital transactions	12,493	25	24,962	25
Total increase (decrease) in members' capital	12,791	(46)	25,640	(141)
Members' capital at end of period	$110,851	$(141)	$110,851	$(141)
Dividends per unit	$0.54	$—	$1.00	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30, 2024	For the period from February 7, 2023 (inception) through June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$5,682	$(166)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(532)	—
Net realized (gain) loss on investments	(3)	—
Net accretion of discount and amortization of premium on investments	(145)	—
Payment-in-kind interest	(59)	—
Amortization of deferred financing costs	164	—
Amortization of deferred offering costs	17	—
Purchases of investments and change in payable for investments purchased	(100,613)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	11,220	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(440)	—
(Increase) decrease in prepaid expenses and other assets	766	—
(Decrease) increase in payable to affiliates	(278)	—
(Decrease) increase in capital gains based incentive fees payable	66	—
(Decrease) increase in interest payable	619	—
(Decrease) increase in accrued expenses and other liabilities	354	166
Net cash provided by (used in) operating activities	(83,182)	—

Cash flows from financing activities:
Borrowings on debt	55,400	—
Repayments on debt	(11,400)	—
Deferred financing costs paid	(137)	—
Dividends paid	(4,377)	—
Proceeds from issuance of Common units	24,962	25
Net Cash provided by (used in) financing activities	64,448	25
Net increase (decrease) in cash and cash equivalents	(18,734)	25
Cash and cash equivalents at beginning of period	24,832	—
Cash and cash equivalents at end of period	$6,098	$25

Supplemental information and non-cash activities:
Excise tax paid	$2	$—
Interest expense paid	$1,103	$—
Accrued but unpaid dividends	$1,265	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	10.33%	9/14/2029	2,467	$2,467	$2,467	2.23%
Mantech International CP	(5) (7) (13)	First Lien Debt	S +	5.00%	10.33%	9/14/2029	222	222	222	0.20
Mantech International CP	(5) (7) (13)	First Lien Debt	S +	5.00%	10.33%	9/14/2028	—	—	—	—
								2,689	2,689	2.43
Automobile Components
Les Schwab Tire Centers	(8)	First Lien Debt	S +	3.00%	8.34%	4/23/2031	995	996	994	0.90
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	3,034	2,973	3,034	2.74
Sonny's Enterprises, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	10.73%	8/5/2028	417	404	417	0.38
Sonny's Enterprises, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	10.73%	8/5/2027	—	(11)	—	—
								4,362	4,445	4.01
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	1,170	1,147	1,151	1.04
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	54	47	43	0.04
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	10.83%	1/29/2030	28	25	25	0.02
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	251	248	248	0.22
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	61	53	53	0.05
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.58%	5/24/2028	4	4	4	—
								1,524	1,524	1.37
Beverages
Triton Water Holdings, Inc.	(8)	First Lien Debt	S +	3.25%	8.85%	3/31/2028	995	987	995	0.90
								987	995	0.90
Biotechnology
GraphPad Software, LLC	(5) (7)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	5,530	5,503	5,503	4.96
GraphPad Software, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	—	(1)	(1)	—
GraphPad Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	10.10%	6/30/2031	—	—	—	—
								5,502	5,502	4.96
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.32%	4/23/2027	4,812	4,812	4,812	4.34
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	6.00%	11.32%	4/23/2026	56	56	56	0.05
								4,868	4,868	4.39
Chemicals

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Tank Holding Corp.	(7)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	3,455	$3,372	$3,391	3.06%
Tank Holding Corp.	(7) (13)	First Lien Debt	S +	5.75%	11.44%	3/31/2028	670	642	643	0.58
								4,014	4,034	3.64
Commercial Services & Supplies
Consor Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	503	498	498	0.45
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	—	(2)	(2)	—
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	10.09%	5/12/2031	—	(1)	(1)	—
EnergySolutions, LLC	(8)	First Lien Debt	S +	4.00%	9.31%	9/20/2030	977	978	983	0.89
Hercules Borrower LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.69%	12/15/2026	195	185	185	0.17
HSI Halo Acquisition, Inc	(5) (7) (9)	First Lien Debt	S +	5.00%	10.35%	6/30/2031	4,600	4,554	4,554	4.11
HSI Halo Acquisition, Inc	(5) (7) (13)	First Lien Debt	S +	5.00%	10.35%	6/30/2031	—	—	—	—
HSI Halo Acquisition, Inc	(5) (7) (13)	First Lien Debt	S +	5.00%	10.35%	6/28/2030	—	(1)	(1)	—
Pye-Barker Fire & Safety, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	9.85%	5/26/2031	1,755	1,755	1,755	1.58
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	9.85%	5/26/2031	—	(4)	(4)	—
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	9.85%	5/24/2030	30	28	28	0.03
Vensure Employer Services, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.58%	3/26/2027	236	233	236	0.21
								8,223	8,231	7.43
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.50%	10.84%	3/28/2030	1,739	1,706	1,720	1.55
Arcoro Holdings Corp.	(5) (6) (13)	First Lien Debt	S +	5.50%	10.84%	3/28/2030	—	(5)	(3)	—
Superman Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.75%	11.09%	8/31/2027	799	784	798	0.72
Superman Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.75%	11.09%	8/31/2027	—	(2)	—	—
								2,483	2,515	2.27
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	2,680	2,654	2,679	2.42
PDI TA Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	321	315	320	0.29
PDI TA Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.83%	2/3/2031	—	(3)	—	—
								2,966	2,999	2.71
Distributors
Avalara, Inc.	(5) (7) (9)	First Lien Debt	S +	7.25%	12.59%	10/19/2028	5,857	5,820	5,857	5.28
Avalara, Inc.	(5) (7) (13)	First Lien Debt	S +	7.25%	12.59%	10/19/2028	—	(4)	—	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Bradyifs Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	2,915	$2,862	$2,909	2.62%
Bradyifs Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	199	195	199	0.18
Bradyifs Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	6.00%	11.33%	10/31/2029	—	(4)	(1)	—
								8,869	8,964	8.09
Diversified Consumer Services
Any Hour, LLC	(5) (9)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	2,372	2,337	2,337	2.11
Any Hour, LLC	(5) (13)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	—	(5)	(5)	—
Any Hour, LLC	(5) (13)	First Lien Debt	S +	5.00%	10.33%	5/23/2030	45	40	40	0.04
Any Hour, LLC	(5) (9)	Other Debt		13.00% PIK	13.00%	5/23/2031	596	585	585	0.53
Asurion, LLC		First Lien Debt	S +	3.25%	8.71%	12/23/2026	992	981	974	0.88
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	5,850	5,792	5,792	5.23
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	10.33%	6/17/2031	—	(1)	(1)	—
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	2,736	2,684	2,729	2.46
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	10.84%	2/14/2031	—	(7)	(2)	—
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	10.84%	2/14/2030	55	46	54	0.05
								12,451	12,502	11.28
Financial Services
RFS Opco LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	10.34%	4/4/2031	1,500	1,485	1,485	1.34
RFS Opco LLC	(5) (8) (13)	First Lien Debt	S +	4.00%	9.34%	4/4/2029	—	(14)	(14)	(0.01)
								1,471	1,471	1.33
Ground Transportation
SV Newco 2 Inc	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	1,500	1,478	1,478	1.33
SV Newco 2 Inc	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	—	(7)	(7)	(0.01)
SV Newco 2 Inc	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	10.10%	6/2/2031	—	(9)	(9)	(0.01)
								1,462	1,462	1.32
Health Care Equipment & Supplies
Medline Borrower, LP	(8)	First Lien Debt	S +	2.75%	8.09%	10/23/2028	904	906	905	0.82
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	1,370	1,344	1,364	1.23
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	—	(3)	(1)	—
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	5.50%	10.84%	12/19/2029	—	(5)	(1)	—
								2,242	2,267	2.05
Health Care Providers & Services

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	11.80%	4/3/2028	7,341	$7,288	$7,268	6.56%
iCIMS, Inc.	(5) (7)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	5,456	5,423	5,456	4.92
iCIMS, Inc.	(5) (7) (13)	First Lien Debt	S +	7.25%(incl. 3.38% PIK)	12.58%	8/18/2028	—	(6)	—	—
iCIMS, Inc.	(5) (7) (13)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.58%	8/18/2028	49	46	49	0.04
Invictus Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	1,620	1,604	1,604	1.45
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	—	(3)	(3)	—
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	10.34%	6/3/2031	—	(2)	(2)	—
Parexel International Corporation	(8)	First Lien Debt	S +	3.25%	8.71%	11/15/2028	992	994	994	0.90
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	11.10%	8/31/2029	2,000	2,000	1,994	1.80
PPV Intermediate Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.75%	11.10%	8/31/2029	632	624	632	0.57
								17,968	17,992	16.23
Health Care Technology
Hyland Software, Inc.	(5) (7) (9)	First Lien Debt	S +	6.00%	11.34%	9/19/2030	3,793	3,750	3,793	3.42
Hyland Software, Inc.	(5) (7) (13)	First Lien Debt	S +	6.00%	11.34%	9/19/2029	—	(2)	—	—
Project Ruby Ultimate Parent Corp.	(7)	First Lien Debt	S +	3.25%	8.69%	3/10/2028	992	990	994	0.90
								4,738	4,787	4.32
Industrial Conglomerates
Aptean, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	17	16	16	0.01
Aptean, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	—	(2)	(1)	—
Aptean, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	10.59%	1/30/2031	1,963	1,944	1,955	1.76
								1,958	1,970	1.78
Insurance Services
Alliant Holdings Intermediate, LLC	(8)	First Lien Debt	S +	3.50%	8.83%	11/6/2030	995	998	997	0.90
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.59%	10/29/2030	—	(2)	(2)	—
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.59%	10/29/2029	—	(1)	(1)	—
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	1,647	1,621	1,624	1.47
Galway Borrower, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.78%	9/29/2028	—	(20)	(35)	(0.03)
Higginbotham Insurance Agency, Inc.	(5) (6) (9)	First Lien Debt	S +	5.50%	10.94%	11/24/2028	1,985	1,985	1,985	1.79
Higginbotham Insurance Agency, Inc.	(5) (6) (13)	First Lien Debt	S +	5.50%	10.94%	11/24/2028	871	860	868	0.78
High Street Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.59%	4/14/2028	—	(7)	(4)	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	2,567	$2,543	$2,556	2.31%
Integrity Marketing Acquisition, LLC	(5) (7) (9) (11) (13)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	4,109	4,083	4,093	3.69
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	6.00%	11.35%	8/27/2026	—	(8)	(1)	—
Keystone Agency Investors	(5) (6) (9)	First Lien Debt	S +	5.50%	10.99%	5/3/2027	2,483	2,483	2,473	2.23
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.99%	11/1/2028	1,489	1,464	1,489	1.34
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	10.99%	11/1/2028	165	159	159	0.14
RSC Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	10.98%	11/1/2029	123	123	123	0.11
RSC Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	10.98%	11/1/2029	292	289	292	0.26
Summit Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	6.75%	12.09%	5/1/2030	1,862	1,862	1,862	1.68
Summit Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	6.75%	12.09%	5/1/2030	—	—	—	—
Summit Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	6.75%	12.09%	5/1/2029	—	—	—	—
USI, Inc.		First Lien Debt	S +	2.75%	8.08%	11/22/2029	993	997	992	0.89
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.36%	4/3/2028	4,752	4,619	4,665	4.21
								24,048	24,135	21.77
IT Services
GI DI Cornfield Acquisition LLC	(5) (9)	First Lien Debt	S +	4.50%	9.94%	3/9/2028	3,880	3,823	3,823	3.45
GI DI Cornfield Acquisition LLC	(5) (13)	First Lien Debt	S +	4.50%	9.94%	3/9/2028	—	(15)	(15)	(0.01)
								3,808	3,808	3.44
Life Sciences Tools & Services
Model N, Inc.	(5) (7)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	4,849	4,800	4,800	4.33
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	—	—	—	—
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	10.34%	6/27/2031	—	(1)	(1)	—
								4,799	4,799	4.33
Machinery
TK Elevator US Newco, Inc.	(8)	First Lien Debt	S +	3.50%	8.79%	4/30/2030	995	999	999	0.90
								999	999	0.90
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	2,561	2,517	2,561	2.31
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	688	675	688	0.62
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	5.50%	10.94%	12/24/2029	249	240	249	0.22
								3,432	3,498	3.16

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Professional Services
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	6,188	$6,151	$6,186	5.58%
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	734	731	734	0.66
Bullhorn, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	10.34%	10/1/2029	—	(2)	—	—
Corporation Service Company	(8)	First Lien Debt	S +	3.25%	8.08%	11/2/2029	883	887	884	0.80
Crisis Prevention Institute Inc	(5) (8) (9)	First Lien Debt	S +	4.75%	10.08%	4/9/2031	1,000	995	995	0.90
KWOR Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	10.75%	12/22/2028	2,985	2,985	2,931	2.64
Verdantas LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	10.58%	5/6/2031	2,749	2,708	2,708	2.44
Verdantas LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.58%	5/6/2031	—	(14)	(14)	(0.01)
Verdantas LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.58%	5/6/2030	—	(4)	(4)	—
								14,437	14,420	13.01
Real Estate Management & Development
Associations, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	876	875	875	0.79
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	—	—	—	—
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	12.09%	7/3/2028	—	—	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	6,609	6,577	6,609	5.96
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	10.94%	2/10/2027	—	(2)	—	—
								7,450	7,484	6.75
Software
Artifact Bidco, Inc	(5) (9) (11)	First Lien Debt	S +	4.50%	9.85%	5/22/2031	2,113	2,092	2,092	1.89
Artifact Bidco, Inc	(5) (11) (13)	First Lien Debt	S +	4.50%	9.85%	5/22/2031	—	(3)	(3)	—
Artifact Bidco, Inc	(5) (11) (13)	First Lien Debt	S +	4.50%	9.85%	5/22/2030	—	(4)	(4)	—
Banff Merger Sub, Inc.		First Lien Debt	S +	4.25%	9.34%	12/29/2028	995	994	996	0.90
Central Parent Inc.	(8)	First Lien Debt	S +	3.25%	8.58%	7/6/2029	1,000	1,003	985	0.89
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	10.34%	8/2/2030	5,628	5,587	5,587	5.04
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	10.34%	8/4/2030	—	(6)	(6)	(0.01)
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	10.34%	8/4/2030	—	(4)	(4)	—
Formstack Acquisition Co	(5) (6) (9)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	1,875	1,848	1,856	1.67
Formstack Acquisition Co	(5) (6) (13)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	189	182	181	0.16
Formstack Acquisition Co	(5) (6) (13)	First Lien Debt	S +	5.25%	10.59%	3/28/2030	—	(5)	(4)	—
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	11.08%	1/17/2031	2,339	2,317	2,335	2.11

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	11.08%	1/17/2031	—	$(2)	$(1)	—%
Granicus, Inc.	(5) (13)	First Lien Debt	P +	4.25%	12.75%	1/17/2031	5	2	5	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	6,528	6,492	6,528	5.89
GS AcquisitionCo, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	3	3	3	—
GS AcquisitionCo, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	10.59%	5/25/2028	65	63	65	0.06
Hootsuite Inc.	(5) (9) (10)	First Lien Debt	S +	5.50%	10.85%	5/22/2030	2,700	2,660	2,660	2.40
Hootsuite Inc.	(5) (10) (13)	First Lien Debt	S +	5.50%	10.85%	5/22/2030	—	(4)	(4)	—
Icefall Parent, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	11.84%	1/25/2030	2,739	2,687	2,688	2.42
Icefall Parent, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	11.84%	1/25/2030	—	(5)	(5)	—
								25,897	25,950	23.41
Total Debt Investments								$173,647	$174,310	157.25%

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments
Professional Services
Verdantas LLC	(5) (12) (14)	Common Equity			5/3/2024	796	$1	$1	—%
Verdantas LLC	(5) (12)	Preferred Equity		10.00%	5/3/2024	78,804	79	79	0.07
							80	80	0.07
Total Equity Investments							$80	$80	0.07%
Total Portfolio Investments							$173,727	$174,390	157.32%
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund							$3,252	$3,252	2.93%
Cash							2,846	2,846	2.57
Total Cash and Cash Equivalents							$6,098	$6,098	5.50%
Total Portfolio Investments, Cash and Cash Equivalents							$179,825	$180,488	162.82%

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2024. As of June 30, 2024, the reference rates for our variable rate loans were the 3-month E at 3.71%, 1-month S at 5.34%, 3-month S at 5.32%, 6-month S at 5.25% and the P at 8.50%.

(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").
(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)	Assets or a portion thereof are pledged as collateral for the Citibank Funding Facility (as defined below). See Note 6 “Debt”.
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024 non-qualifying assets represented 2.26% of total assets as calculated in accordance with regulatory requirements.

(11)	Position or portion thereof unsettled as of June 30, 2024.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2024, the aggregate fair value of these securities is $80 or 0.07% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2024.

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	$701	$—
AWP Group Holdings, Inc.	Revolver	12/24/2029	281	—
Any Hour, LLC	Delayed Draw Term Loan	5/23/2030	693	(5)
Any Hour, LLC	Revolver	5/23/2030	301	(4)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	338	(1)
Aptean, Inc.	Revolver	1/30/2031	182	(1)
Arcoro Holdings Corp.	Revolver	3/28/2030	261	(3)
Artifact Bidco, Inc	Delayed Draw Term Loan	5/22/2027	517	(3)
Artifact Bidco, Inc	Revolver	5/22/2030	369	(4)
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	68	—
Associations, Inc.	Revolver	7/3/2028	54	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Avalara, Inc.	Revolver	10/19/2028	$586	$—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	123	—
Bradyifs Holdings, LLC	Revolver	10/31/2029	248	—
Bullhorn, Inc.	Delayed Draw Term Loan	9/30/2026	58	—
Bullhorn, Inc.	Revolver	10/1/2029	335	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	625	(10)
COP Collisionright Parent, LLC	Revolver	1/29/2030	162	(3)
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	458	(2)
Consor Intermediate II, LLC	Revolver	5/12/2031	122	(1)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	823	(6)
Diligent Corporation	Revolver	8/4/2030	549	(4)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	10/2/2024	784	(2)
EVDR Purchaser, Inc.	Revolver	2/14/2031	415	(1)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	92	(1)
Essential Services Holding Corporation	Revolver	6/3/2030	58	(1)
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	561	(6)
Formstack Acquisition Co	Revolver	3/28/2030	375	(4)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	356	(2)
Foundation Risk Partners Corp.	Revolver	10/29/2029	134	(1)
GI DI Cornfield Acquisition LLC	Delayed Draw Term Loan	5/31/2026	2,000	(15)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	47	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	422	—
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2024	2,496	(35)
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	347	(1)
Granicus, Inc.	Revolver	1/17/2031	324	(1)
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	109	(1)
GraphPad Software, LLC	Revolver	6/30/2031	41	—
HSI Halo Acquisition, Inc	Delayed Draw Term Loan	6/28/2026	90	—
HSI Halo Acquisition, Inc	Revolver	6/28/2030	60	(1)
Hercules Borrower LLC	Delayed Draw Term Loan	4/5/2026	1,835	(9)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	604	(3)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	744	(4)
Hootsuite Inc.	Revolver	5/22/2030	300	(4)
Hyland Software, Inc.	Revolver	9/19/2029	181	—
Icefall Parent, Inc.	Revolver	1/25/2030	261	(5)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	2/3/2023	68	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	252	(1)
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	675	(3)

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Invictus Buyer, LLC	Revolver	6/3/2031	$250	$(2)
MRI Software, LLC	Revolver	2/10/2027	456	—
Mantech International CP	Delayed Draw Term Loan	6/14/2025	406	—
Mantech International CP	Revolver	9/14/2028	318	—
Model N, Inc.	Delayed Draw Term Loan	6/27/2026	98	(1)
Model N, Inc.	Revolver	6/27/2031	52	(1)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	695	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	304	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2025	633	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	832	(5)
Project Potter Buyer, LLC	Revolver	4/23/2026	94	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	702	(4)
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	213	(2)
RFS Opco LLC	Revolver	4/4/2029	1,500	(14)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	5	—
SV Newco 2 Inc	Delayed Draw Term Loan	5/31/2025	937	(7)
SV Newco 2 Inc	Revolver	6/2/2031	562	(8)
Sonny's Enterprises, LLC	Delayed Draw Term Loan	11/5/2024	304	—
Sonny's Enterprises, LLC	Revolver	8/5/2027	579	—
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	419	—
Summit Acquisition, Inc.	Revolver	5/1/2029	210	—
Superman Holdings, LLC	Delayed Draw Term Loan	5/1/2025	190	—
Tank Holding Corp.	Delayed Draw Term Loan	9/30/2024	825	(15)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	362	(2)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	(1)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	5/24/2024	1,235	(7)
Vehlo Purchaser, LLC	Revolver	5/24/2028	9	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	5/15/2025	113	—
Verdantas LLC	Delayed Draw Term Loan	12/31/2025	351	(3)
Verdantas LLC	Delayed Draw Term Loan	9/30/2025	468	(3)
Verdantas LLC	Delayed Draw Term Loan	5/6/2026	1,140	(8)
Verdantas LLC	Revolver	5/06/2030	292	(4)
iCIMS, Inc.	Delayed Draw Term Loan	8/18/2025	989	—
iCIMS, Inc.	Revolver	8/18/2028	441	—
Total First Lien Debt Unfunded Commitments			$37,730	$(235)
Total Unfunded Commitments			$37,730	$(235)

(14)	Non-income producing security.

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
June 30, 2024
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: 1585 Koala Holdings LLC (“1585 Koala Holdings”), LGAM Equity Holdings LLC (“Equity Holdings”), LGAM CA

SPV LLC (“CA SPV”) and LGAM Financing SPV LLC (“LGAM SPV LLC” and together with 1585 Koala Holdings, Equity Holdings and CA SPV, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
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
As of June 30, 2024, the Company had no investments on non-accrual status.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2024 and for the period from February 7, 2023 (inception) through June 30, 2023, the Company did not accrue U.S. federal excise tax.
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
For the three and six months ended June 30, 2024 base management fees were $261 and $488, and the Investment Adviser irrevocably agreed to waive $261 and $488, respectively. For the three months ended June 30, 2023 and for the period from February 7, 2023 (inception) through June 30, 2023, base management fees were $0 and $0, respectively. As of June 30, 2024 and December 31, 2023, $0 and $0, respectively, was payable to the Investment Adviser relating to base management fees.
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
For the three and six months ended June 30, 2024 there were $333 and $617, respectively, income based incentive fees accrued, and the Investment Adviser irrevocably agreed to waive $333 and $617, respectively. For the three months ended June 30, 2023 and for the period from February 7, 2023 (inception) through June 30, 2023, there were $0 and $0, respectively, income based incentive fees accrued. The Investment Adviser has agreed to irrevocably waive its incentive fee based on net investment income through June 30, 2024 and such waiver is not subject to recapture.
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
For the three and six months ended June 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $64 and $67, respectively. For the three months ended June 30, 2023 and for the period from February 7, 2023 (inception) through June 30, 2023, capital gains incentive fees accrued to the Investment Adviser were $0 and $0, respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of June 30, 2024 and December 31, 2023, $83 and $17, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.
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
For the three and six months ended June 30, 2024, the Company incurred $11 and $26, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three months ended June 30, 2023 and for the period from February 7, 2023 (inception) through June 30, 2023, the Company incurred $0 and $0, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, $31 and $5, respectively, was payable for administrative service fees.
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
For the three and six months ended June 30, 2024 there were $75 and $297, respectively, of Expense Payments under the Expense Support Agreement, which were recorded under expense support on the Consolidated Statements of Operations. For the three months ended June 30, 2023 and for the period from February 7, 2023 (inception) through June 30, 2023, there were $0 and $0, respectively, of Expense Payments under the Expense Support Agreement, which were recorded under expense support on the Consolidated Statements of Operations.
(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2024				December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value		Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$173,062	$173,725	99.7%		$99,614	$99,746	100.0%
Other Debt Investments	585	585	0.3		—	—	—
Equity	80	80	—	(1)	—	—	—
Total	$173,727	$174,390	100.0%		$99,614	$99,746	100.0%
(1) Amount rounds to less then 0.0%.

The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Aerospace & Defense	1.5%	—%
Automobile Components	2.5	4.3
Automobiles	0.9	0.1
Beverages	0.6	1.0
Biotechnology	3.2	3.0
Building Products	2.8	—
Chemicals	2.3	3.9
Commercial Services & Supplies	4.7	1.1
Construction & Engineering	1.4	0.8
Consumer Staples Distribution & Retail	1.7	—
Distributors	5.1	9.3
Diversified Consumer Services	7.2	1.0
Financial Services	0.8	—
Ground Transportation	0.8	—
Health Care Equipment & Supplies	1.3	2.3
Health Care Providers & Services	10.3	15.6
Health Care Technology	2.7	2.8
Industrial Conglomerates	1.1	—
Insurance Services	13.8	21.3
IT Services	2.2	—
Life Sciences Tools & Services	2.8	—
Machinery	0.8	1.0
Multi-Utilities	2.0	2.7
Professional Services	8.3	10.7
Real Estate Management & Development	4.3	9.5
Software	14.9	9.6
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$169,609	$170,272	97.6%	$99,614	$99,746	100.0%
Canada	4,118	4,118	2.4	—	—	—
Total	$173,727	$174,390	100.0%	$99,614	$99,746	100.0%
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$16,726	$156,999	$173,725	$—	$14,988	$84,758	$99,746
Other Debt Investments	—	—	585	585	—	—	—	—
Equity	—	—	80	80	—	—	—	—
Total Investments	$—	$16,726	$157,664	$174,390	$—	$14,988	$84,758	$99,746
Cash equivalents	$3,252	$—	$—	$3,252	$—	$—	$—	$—

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$104,983	$—	$—	$104,983
Purchases of investments	58,376	577	80	59,033
Proceeds from principal repayments and sales of investments	(6,989)	—	—	(6,989)
Accretion of discount/amortization of premium	87	—	—	87
Payment-in-kind	32	8	—	40
Net change in unrealized appreciation (depreciation)	510	—	—	510
Fair value, end of period	$156,999	$585	$80	$157,664

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$483	$—	$—	$483

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$84,758	$—	$—	$84,758
Purchases of investments	83,392	577	80	84,049
Proceeds from principal repayments and sales of investments	(8,015)		—	(8,015)
Accretion of discount/amortization of premium	142	—	—	142
Payment-in-kind	52	8	—	60
Net change in unrealized appreciation (depreciation)	545	—	—	545
Net realized gains (losses)	3	—	—	3
Transfers into/out of Level 3(1)	(3,878)	—	—	(3,878)
Fair value, end of period	$156,999	$585	$80	$157,664

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$534	$—	$—	$534
(1)Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
Asset Category	Fair Value	Valuation Technique (3)	Unobservable Input	Range (2)		Weighted Average(1)
				Low	High
First Lien Debt	$156,999	Yield Analysis	Discount Rate	9.10%	11.67%	10.44%
Unsecured Debt	585	Yield Analysis	Discount Rate			9.90%
Preferred Equity	79	Yield Analysis	Discount Rate			9.88%
Common Equity	1	Market Approach	EBITDA Multiple			15.00x
Total Investments	$157,664

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (2)		Weighted Average(1)
				Low	High
First Lien Debt	$84,758	Yield Analysis	Discount Rate	9.72%	12.01%	10.83%
Total Investments	$84,758
(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.
(2) For an asset category that contains a single investment, the range is not included.
(3) During the six months ended June 30, 2024, no positions transitioned techniques or valuation approaches.
The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value.

Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	June 30, 2024			December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Citibank Funding Facility	3	$66,000	$66,000	$22,000	$22,000
Total		$66,000	$66,000	$22,000	$22,000

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	June 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$200,000	$66,000	$134,000	$200,000	$22,000	$178,000
Total	$200,000	$66,000	$134,000	$200,000	$22,000	$178,000
The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Combined weighted average interest rate(1)	8.16%	—%	8.17%	—%
Combined weighted average effective interest rate (2)	9.11%	—%	9.20%	—%
Combined weighted average debt outstanding	$37,841	$—	$31,374	$—
(1) Excludes unused fees and financing costs.
(2) Excludes unused fees.
There was no debt outstanding for the period from February 7, 2023 (inception) through June 30, 2023.
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

The obligations of LGAM SPV LLC under the Citibank Funding Facility are secured by all of the assets held by LGAM SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to LGAM SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of December 4, 2023 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and LGAM SPV LLC, entered into in connection with the Citibank Funding Facility. Under the Agreements, the Company and LGAM SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary affirmative and negative covenants and events of default for revolving funding facilities of this nature. As of June 30, 2024, the Company was in compliance with all covenants and other requirements of the Citibank Funding Facility.

The summary information of the Citibank Funding Facility is as follows:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the period from February 7, 2023 (inception) through June 30, 2023
Borrowing interest expense	$781	$—	$1,295	$—
Facility unused commitment fees	204	—	427	—
Amortization of deferred financing costs	91	—	164	—
Total	$1,076	$—	$1,886	$—
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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had $37,730 and $15,504, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8)MEMBERS’ CAPITAL
Equity
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2024	December 31, 2023
Net distributable earnings (losses), beginning of period	$192	$—
Net investment income (loss)	5,147	692
Net realized gain (loss)	3	—
Net unrealized appreciation (depreciation)	532	132
Dividends declared	(5,004)	(638)
Tax reclassification of unitholders' equity	—	6
Net distributable earnings (losses), end of period	$870	$192
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
April 01, 2024	221,212	4,453
May 01, 2024	202,466	4,078
June 01, 2024	195,918	3,962
Total	1,240,775	$24,962

The Company did not hold a closing of the continuous private offering for the period from February 7, 2023 (inception) through June 30, 2023.

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 25, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304	(1)
Total Distributions			$0.9968
(1) Includes a special distribution of $0.0745 per unit
The Company did not declare a distribution for the period from February 7, 2023 (inception) through June 30, 2023.
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

The Company did not issue any Units pursuant to the DRIP plan for the six months ended June 30, 2024 and for the period from February 7, 2023 (inception) through June 30, 2023.
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
For the six months ended June 30, 2024 and for the period from February 7, 2023 (inception) through June 30, 2023, no Units were repurchased.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the period from February 7, 2023 (inception) through June 30, 2023
Net increase (decrease) in Members' Capital from operations	$3,176	$(71)	$5,682	$(166)
Weighted average Units outstanding	5,293,948	—	4,976,710	—
Basic and diluted earnings (loss) per Unit	$0.60	$—	$1.14	$—

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Six Months Ended June 30, 2024	For the period from February 7, 2023 (inception) through June 30, 2023
Per Unit Data:(1)
Members' capital, beginning of period	$20.04	$—
Net investment income (loss)	1.03	—
Net unrealized and realized gain (loss)(2)	0.11	—
Net increase (decrease) in members; capital resulting from operations	1.14	—
Dividends declared	(1.00)	—
Total increase (decrease) in members' capital	0.14	—
Members' capital, end of period	$20.18	$—
Units outstanding, end of period	5,492,025	—
Weighted average Units outstanding	4,976,710	—
Total return based on members' capital(3)	5.78%	—%
Ratio/Supplemental Data:
Members' capital, end of period	$110,851	$141
Ratio of expenses before waivers to average members' capital(4)	6.70%	—%
Ratio of net expenses to average members' capital(4)	4.69%	—%
Ratio of net investment income to average members' capital(4)	10.24%	—%
Asset coverage ratio(5)	267.96%	—%
Portfolio turnover rate	8.68%	—%
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
(4)    Amounts are annualized except for incentive fees, organization and offering costs and expense support.
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
July Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 265,989 Units for an aggregate offering price of $5.4 million effective July 1, 2024.
On July 25, 2024, the Board of Directors of the Company declared a distribution to unitholders of record in the amount of $0.1556 per unit and payable on August 5, 2024 as of July 31, 2024.
August Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $5.4 million effective August 1, 2024.

Credit Facility Amendment
On July 2, 2024, LGAM SPV LLC entered into a first amendment (the “First Amendment”) to the Citibank Funding Facility. The First Amendment amended the Citibank Funding Facility to, among other things, extend the ramp-up period and adjust certain terms related to advance rates and restricted payments.

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

We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines. —
PORTFOLIO, INVESTMENT ACTIVITY

The composition of our investment portfolio is presented below:

	June 30, 2024				December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value		Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$173,062	$173,725	99.7%		$99,614	$99,746	100.0%
Other Debt Investments	585	585	0.3		—	—	—
Equity	80	80	—	(1)	—	—	—
Total	$173,727	$174,390	100.0%		$99,614	$99,746	100.0%
(1) Amount rounds to less then 0.0%.

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments, unless otherwise noted:

	As of
	June 30, 2024	December 31, 2023
Number of portfolio companies	68	42
Percentage of performing debt bearing a floating rate, at fair value	99.7%	100.0%
Percentage of performing debt bearing a fixed rate, at fair value	0.3%	—%
Weighted average yield on debt and income producing investments, at cost(1)	11.1%	11.5%
Weighted average yield on debt and income producing investments, at fair value(1)	11.1%	11.5%
Weighted average 12-month EBITDA	$205.0	$252.7
Weighted average loan to value of our portfolio companies(2)	40.8%	44.6%
Percentage of our debt portfolio subject to business cycle volatility	6.1%	4.2%
Percentage of our total portfolio on non-accrual, at cost	—%	—%
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	June 30, 2024	June 30, 2023
New Investments Committed
Gross Principal Balance(1)	$76,620	$—
Net New Investments Committed	$76,620	$—
Investments, at Cost
Investments, beginning of period	$122,640	$—
New investments purchased	59,028	—
Net accretion of discount on investments	90	—
Payment-in-kind	40	—
Investments sold or repaid	(8,071)	—
Investments, end of period	$173,727	$—
Principal amount of investments funded
First lien debt investments	$59,021	$—
Other securities	668	—
Total	$59,689	$—
Amount of investments sold/fully repaid, at principal
First lien debt investments	$7,356	$—
Total	$7,356	$—
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	174,390	100.0	99,746	100.0
Risk rating 3	—	—	—	—
Risk rating 4	—	—	—	—
	$174,390	100.0%	$99,746	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the period from February 7, 2023 (inception) through June 30, 2023
Total investment income	$4,089	$—	$7,442	$—
Less: Net expenses	1,425	71	2,295	166
Net investment income	2,664	(71)	5,147	(166)
Net change in unrealized appreciation (depreciation)	512	—	532	—
Net realized gain (loss)	—	—	3	—
Net increase (decrease) in net assets resulting from operations	$3,176	$(71)	$5,682	$(166)
Investment Income
Investment income was as follows:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the period from February 7, 2023 (inception) through June 30, 2023
Investment income:
Interest income	$3,950	$—	$7,152	$—
Payment-in-kind	17	—	80	—
Other income	122	—	210	—
Total Investment Income	$4,089	$—	$7,442	$—

In the above table, total investment income is $4,089 and $7,442 for the three and six months ended June 30, 2024, respectively, primarily driven by our deployment of capital and invested balance of investments. Weighted average asset yield of debt investments at cost is 11.1% as of June 30, 2024. As of such date, all our debt investments were income-producing. No investments were on non-accrual status as of June 30, 2024.

Expenses

Expenses were as follows:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the period from February 7, 2023 (inception) through June 30, 2023
Expenses:
Interest and other financing expenses	$1,076	$—	$1,886	$—
Management fees	261	—	488	—
Income based incentive fees	333	—	617	—
Capital gains incentive fees	64	—	67	—
Professional fees	312	—	513	—
Organization and offering costs	9	71	17	166
Directors' fees	24	—	67	—
Administrative service fees	11	—	26	—
General and other expenses	4	—	16	—
Total expenses	$2,094	$71	$3,697	$166
Expense support (Note 3)	(75)	—	(297)	—
Management fees waiver (Note 3)	(261)	—	(488)	—
Income based incentive fees waiver (Note 3)	(333)	—	(617)	—
Net expenses	$1,425	$71	$2,295	$166

In the table above:

•For the three and six months ended June 30, 2024, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, was $1,076 and $1,886, respectively. Average borrowings outstanding for the three and six months ended June 30, 2024 were $37,841 and $31,374, respectively, and the combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding was 8.16% and 8.17%, respectively.

•For both the three and six months ended June 30, 2024, management fees net of waiver was $0. The Adviser has agreed to irrevocably waive the base management fee through June 30, 2024 and such waiver is not subject to recapture.

•For both the three and six months ended June 30, 2024, there were no income-based incentive fees accrued. The Adviser has agreed to irrevocably waive the income-based incentive fee through June 30, 2024 and such waiver is not subject to recapture.

•Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the period from February 7, 2023 (inception) through June 30, 2023
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$—	$3	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	512	—	532	—
Net realized and unrealized gain (loss)	$512	$—	$535	$—
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
As of June 30, 2024, we had approximately $6.1 million of cash and cash equivalents, which taken together with our approximately $134.0 million of availability under the Citibank Funding Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying unaudited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $37.7 million.
Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received from the closings of our continuous private offering that occurred for the six months ended June 30, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
April 01, 2024	221,212	4,453
May 01, 2024	202,466	4,078
June 01, 2024	195,918	3,962
Total	1,240,775	$24,962
The Company did not hold a closing of the continuous private offering for the period from February 7, 2023 (inception) through June 30, 2023.
Distributions
The following table summarizes the Company’s distributions declared and payable for the period from February 7, 2023 (inception) through June 30, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 25, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304	(1)
Total Distributions			$0.9968
(1) Includes a special distribution of $0.0745 per unit
The Company did not declare a distribution for the period from February 7, 2023 (inception) through June 30, 2023.
Distribution Reinvestment
We have adopted an “opt in” dividend reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions automatically reinvested in additional Units. For the three months ended June 30, 2024 and for the period from February 7, 2023 (inception) through December 31, 2023, we did not issue any Units pursuant to our DRIP. For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.
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
For the six months ended June 30, 2024 and for the period from February 7, 2023 (inception) through June 30, 2023, no units were repurchased.
For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$200,000	$66,000	$134,000	$200,000	$22,000	$178,000
Total	$200,000	$66,000	$134,000	$200,000	$22,000	$178,000
For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.
RECENT DEVELOPMENTS
July Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 265,989 Units for an aggregate offering price of $5.4 million effective July 1, 2024.
On July 25, 2024, our Board of Directors declared a distribution to unitholders of record in the amount of $0.1556 per unit and payable on August 5, 2024 as of July 31, 2024.
August Issuances
Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $5.4 million effective August 1, 2024.
Credit Facility Amendment

On July 2, 2024, LGAM Financing SPV LLC (“LGAM SPV LLC”), our wholly owned subsidiary, entered into a first amendment (the “First Amendment”) to that certain Credit and Security Agreement, dated as of December 4, 2023 (as amended, restated or otherwise modified from time to time, the “Citibank Funding Facility”), by and among LGAM SPV LLC, as Borrower; us, as Collateral Manager and Equityholder; the Lenders party thereto; Citibank, N.A., as Administrative Agent; U.S. Bank Trust Company, National Association, as Collateral Administrator and Collateral Agent; and U.S. Bank National Association, as Document Custodian. The First Amendment amended the Citibank Funding Facility to, among other things, extend the ramp-up period and adjust certain terms related to advance rates and restricted payments.
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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 5—Fair Value Measurements" included in the notes to the consolidated financial statements.
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
As of June 30, 2024, approximately 99.7% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$5,267	$1,980	$7,247
Up 200 basis points	$3,511	$1,320	$4,831
Up 100 basis points	$1,756	$660	$2,416
Up 25 basis points	$439	$165	$604
Down 25 basis points	$(439)	$(165)	$(604)
Down 100 basis points	$(1,756)	$(660)	$(2,416)
Down 200 basis points	$(3,511)	$(1,320)	$(4,831)
Down 300 basis points	$(5,267)	$(1,980)	$(7,247)
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on April 30, 2024, May 29 2024 and June 28 2024 for the issuance of our Units for the three months ended June 30, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3: Defaults Upon Senior Securities.
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits and Financial Statement Schedules
(a) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1
Amendment No. 1 to Credit and Security Agreement dated as of December 4, 2023, among LGAM Financing SPV LLC, as Borrower, LGAM Private Credit LLC, as Collateral Manager and Equityholder, the Lenders party thereto, Citibank, N.A., as Administrative Agent, U.S. Bank Trust Company, National Association, as Collateral Agent and Collateral Administrator, and U.S. Bank National Association, as Document Custodian. (1)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on July 8, 2024 (File No. 814-01674).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LGAM Private Credit LLC
Dated: August 12, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)