Form 10-Q
period 2024-09-30
LGAM Private Credit LLC
filed 2024-11-12
CIK 1983514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of the registrant’s Common Units outstanding at November 12, 2024 was 6,430,757.

LGAM Private Credit LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024
SIGNATURES

LGAM Private Credit LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $229,723 and $99,614)	$230,046	$99,746
Cash and cash equivalents	4,788	24,832
Deferred financing costs	1,139	1,240
Deferred offering costs	5	31
Interest and dividend receivable from non-controlled/non-affiliated investments	1,708	350
Receivable for investments sold	25	—
Prepaid expenses and other assets	4	773
Total assets	237,715	126,972

Liabilities
Debt	107,600	22,000
Payable for investments purchased	42	18,503
Payable to affiliates (Note 3)	28	308
Dividends payable	969	638
Capital gains based incentive fee payable	42	17
Interest and financing cost payable	1,360	101
Accrued expenses and other liabilities	1,970	194
Total liabilities	112,011	41,761

Commitments and contingencies (Note 7)

Members' Capital
Common Units, par value $0.001 per share (6,206,618 and 4,251,250 units issued and outstanding)	6	4
Paid-in capital in excess of par value	124,411	85,015
Net distributable earnings (accumulated losses)	1,287	192
Total members' capital	$125,704	$85,211
Total liabilities and members' capital	$237,715	$126,972
Net asset value per unit	$20.25	$20.04
    The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$5,551	$—	$12,703	$—
Payment-in-kind	102	—	182	—
Other income	171	—	381	—
Total investment income	5,824	—	13,266	—

Expenses:
Interest and other financing expenses	2,057	—	3,944	—
Management fees	298	—	786	—
Income based incentive fees	439	—	1,056	—
Capital gains incentive fees	(41)	—	26	—
Professional fees	196	—	709	—
Organization and offering costs	9	86	26	252
Directors' fees	23	—	90	—
Administrative service fees	21	—	47	—
General and other expenses	10	—	26	—
Total expenses	3,012	86	6,710	252
Expense support (Note 3)	—	—	(297)	—
Management fees waiver (Note 3)	(298)	—	(786)	—
Income based incentive fees waiver (Note 3)	(439)	—	(1,056)	—
Net expenses	2,275	86	4,571	252
Net investment income (loss)	3,549	(86)	8,695	(252)
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	12	—	15	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(341)	—	191	—
Net realized and unrealized gain (loss)	(329)	—	206	—
Net increase (decrease) in members' capital resulting from operations	$3,220	$(86)	$8,901	$(252)

Net investment income (loss) per unit:	$0.59	$—	$1.63	$—
Earnings (loss) per unit:	$0.54	$—	$1.67	$—
Weighted average units outstanding	5,994,429	—	5,318,426	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amount)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Members' capital at beginning of period:	$110,851	$(141)	$85,211	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	3,549	(86)	8,695	(252)
Net realized gain (loss)	12	—	15	—
Net change in unrealized appreciation (depreciation)	(341)	—	191	—
Net increase (decrease) in members’ capital resulting from operations	3,220	(86)	8,901	(252)

Distributions to unitholders from:
Dividends declared	(2,803)	—	(7,806)	—
Total distributions to unitholders	(2,803)	—	(7,806)	—

Capital transactions:
Issuance of common Units	14,436	—	39,398	25
Net increase in members' capital resulting from capital transactions	14,436	—	39,398	25
Total increase (decrease) in members' capital	14,853	(86)	40,493	(227)
Members' capital at end of period	$125,704	$(227)	$125,704	$(227)
Dividends per unit	$0.47	$—	$1.46	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$8,901	$(252)
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(191)	—
Net realized (gain) loss on investments	(15)	—
Net accretion of discount and amortization of premium on investments	(323)	—
Payment-in-kind interest and dividend capitalized	(170)	—
Amortization of deferred financing costs	247	—
Amortization of deferred offering costs	26	—
Purchases of investments and change in payable for investments purchased	(172,230)	—
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	24,143	—
Changes in operating assets and liabilities:
(Increase) decrease in interest and receivable from non-controlled/non-affiliated investments	(1,358)	—
(Increase) decrease in prepaid expenses and other assets	769	—
(Decrease) increase in payable to affiliates	(280)	—
(Decrease) increase in incentive fees payable	25	—
(Decrease) increase in interest payable	1,259	—
(Decrease) increase in accrued expenses and other liabilities	1,776	252
Net cash provided by (used in) operating activities	(137,421)	—

Cash flows from financing activities:
Borrowings on debt	111,000	—
Repayments on debt	(25,400)	—
Deferred financing costs paid	(146)	—
Dividends paid	(7,475)	—
Proceeds from issuance of Common units	39,398	25
Net Cash provided by (used in) financing activities	117,377	25
Net increase (decrease) in cash and cash equivalents	(20,044)	25
Cash and cash equivalents at beginning of period	24,832	—
Cash and cash equivalents at end of period	$4,788	$25

Supplemental information and non-cash activities:
Excise tax paid	$2	$—
Interest expense paid	$2,437	$—
Accrued but unpaid dividends	$969	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	10.25%	9/14/2029	2,683	$2,683	$2,683	2.13%
Mantech International CP	(5) (7) (13)	First Lien Debt	S +	5.00%	10.25%	9/14/2029	—	—	—	—
Mantech International CP	(5) (7) (13)	First Lien Debt	S +	5.00%	10.25%	9/14/2028	—	—	—	—
								2,683	2,683	2.13
Automobile Components
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	10.53%	8/5/2028	3,026	2,969	3,008	2.39
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.25%	10.53%	8/5/2028	665	653	661	0.53
Sonny's Enterprises, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	10.53%	8/5/2027	—	(10)	(4)	—
Les Schwab Tire Centers	(8)	First Lien Debt	S +	3.00%	7.85%	4/23/2031	992	993	992	0.79
								4,605	4,657	3.71
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	1,167	1,146	1,150	0.91
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	213	205	203	0.16
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	10.75%	1/29/2030	28	25	25	0.02
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.87%	8/15/2031	3,529	3,495	3,495	2.78
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.87%	8/15/2031	—	(5)	(5)	—
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	251	248	248	0.20
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	61	53	50	0.04
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.49%	5/24/2028	1	1	1	—
								5,168	5,167	4.11
Beverages
Triton Water Holdings, Inc.	(8)	First Lien Debt	S +	3.25%	8.12%	3/31/2028	990	983	988	0.79
								983	988	0.79
Biotechnology
GraphPad Software, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	5,530	5,503	5,530	4.40
GraphPad Software, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	11	10	11	0.01
GraphPad Software, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.35%	6/30/2031	—	—	—	—
								5,513	5,541	4.41
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.60%	4/23/2027	4,799	4,799	4,799	3.82
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	6.00%	10.60%	4/23/2026	—	—	—	—
								4,799	4,799	3.82
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	3,446	3,368	3,386	2.69
Tank Holding Corp.	(7) (13)	First Lien Debt	S +	5.75%	10.52%	3/31/2028	669	649	652	0.52

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
								$4,017	$4,038	3.21%
Commercial Services & Supplies
Consor Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	503	499	499	0.40
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	—	(2)	(4)	—
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.35%	5/12/2031	—	(1)	(1)	—
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	2,824	2,796	2,796	2.22
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	—	(4)	(4)	—
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.85%	8/27/2031	235	231	231	0.18
EnergySolutions, LLC	(8)	First Lien Debt	S +	3.75%	8.35%	9/20/2030	943	944	948	0.75
Hercules Borrower, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.95%	12/15/2026	194	185	183	0.15
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.85%	6/30/2031	4,600	4,555	4,600	3.66
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.85%	6/30/2031	16	15	16	0.01
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.85%	6/28/2030	—	(1)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	9.10%	5/26/2031	1,755	1,755	1,755	1.40
Pye-Barker Fire & Safety, LLC	(5) (7)	First Lien Debt	S +	4.50%	9.10%	5/26/2031	42	39	42	0.03
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	9.10%	5/24/2030	30	28	30	0.02
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	3,182	3,150	3,150	2.51
Routeware, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	—	(7)	(7)	(0.01)
Routeware, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	10.11%	9/18/2031	—	(3)	(3)	—
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.71%	8/20/2031	1,591	1,575	1,575	1.25
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.71%	8/20/2031	—	(3)	(3)	—
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.71%	8/20/2030	—	(3)	(3)	—
Vensure Employer Services, Inc.	(5) (8) (9)	First Lien Debt	S +	5.00%	9.64%	9/29/2031	1,947	1,928	1,928	1.53
Vensure Employer Services, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.64%	9/29/2031	—	(3)	(3)	—
								17,673	17,725	14.10
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	1,735	1,703	1,717	1.37
Arcoro Holdings Corp.	(5) (6) (13)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	—	(5)	(3)	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	2,673	2,660	2,660	2.12
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	—	(2)	(2)	—
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	9.56%	8/29/2031	—	(2)	(2)	—
								4,354	4,370	3.49
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	2,994	2,968	2,994	2.38
PDI TA Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	—	(5)	—	—
PDI TA Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.46%	2/3/2031	—	(3)	—	—
								2,960	2,994	2.38

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets

Distributors
Avalara, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	10.85%	10/19/2028	5,857	$5,822	$5,857	4.66%
Avalara, Inc.	(5) (7) (13)	First Lien Debt	S +	6.25%	10.85%	10/19/2028	—	(3)	—	—
Bradyifs Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	11.25%	10/31/2029	2,908	2,857	2,908	2.31
Bradyifs Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	6.00%	11.25%	10/31/2029	229	224	229	0.18
								8,900	8,994	7.15
Diversified Consumer Services
Any Hour, LLC	(5) (9)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	2,366	2,332	2,329	1.85
Any Hour, LLC	(5) (13)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	67	62	56	0.04
Any Hour, LLC	(5) (13)	First Lien Debt	S +	5.00%	9.60%	5/23/2030	111	106	106	0.08
Any Hour, LLC	(5)(14)	Other Debt		13.00% PIK	13.00%	5/23/2031	617	605	607	0.48
Asurion, LLC		First Lien Debt	S +	4.25%	9.10%	9/19/2030	990	980	971	0.77
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	943	934	934	0.74
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.74%	9/8/2031	—	(1)	(1)	—
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.74%	9/6/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	10.29%	6/17/2031	5,850	5,793	5,818	4.63
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	10.29%	6/17/2031	—	—	—	—
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	10.29%	6/17/2030	—	(1)	—	—
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	2,729	2,678	2,729	2.17
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	—	(7)	—	—
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.10%	2/14/2031	—	(8)	—	—
								13,472	13,548	10.76
Financial Services
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	1,544	1,529	1,529	1.22
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	—	(5)	(5)	—
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.35%	8/29/2031	—	(3)	(3)	—
RFS Opco, LLC	(5) (8) (9)	First Lien Debt	S +	5.00%	9.60%	4/4/2031	1,500	1,486	1,486	1.18
RFS Opco, LLC	(5) (8) (13)	First Lien Debt	S +	4.00%	8.60%	4/4/2029	—	(14)	(14)	(0.01)
								2,993	2,993	2.39
Ground Transportation
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	1,500	1,478	1,480	1.18
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	—	(6)	(13)	(0.01)
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.81%	6/2/2031	—	(8)	(8)	(0.01)
								1,464	1,459	1.16
Health Care Equipment & Supplies
Medline Borrower, LP	(8)	First Lien Debt	S +	2.75%	7.60%	10/23/2028	902	904	902	0.72

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	1,366	$1,342	$1,358	1.08%
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	—	(3)	(2)	—
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	5.50%	10.36%	12/19/2029	—	(5)	(2)	—
								2,238	2,256	1.80
Health Care Providers & Services
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	11.01%	4/3/2028	7,321	7,272	7,240	5.76
iCIMS, Inc.	(5) (7)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	5,529	5,497	5,529	4.40
iCIMS, Inc.	(5) (7) (13)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	—	(5)	—	—
iCIMS, Inc.	(5) (7) (13)	First Lien Debt	S +	7.25% (incl. 3.38% PIK)	12.17%	8/18/2028	147	144	147	0.12
Imagine 360, LLC	(5) (9)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	3,250	3,218	3,218	2.56
Imagine 360, LLC	(5) (13)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	—	(2)	(2)	—
Imagine 360, LLC	(5) (13)	First Lien Debt	S +	5.00%	9.81%	10/2/2028	—	(3)	(3)	—
Invictus Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	1,620	1,604	1,610	1.28
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	—	(3)	(4)	—
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.60%	6/3/2031	—	(2)	(1)	—
Parexel International Corporation	(8)	First Lien Debt	S +	3.00%	7.85%	11/15/2028	952	953	951	0.76
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	10.81%	8/31/2029	1,995	1,995	1,985	1.58
PPV Intermediate Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.75%	10.81%	8/31/2029	789	780	789	0.63
								21,448	21,459	17.09
Health Care Technology
Hyland Software, Inc.	(5) (7) (9)	First Lien Debt	S +	6.00%	10.85%	9/19/2030	3,784	3,741	3,784	3.01
Hyland Software, Inc.	(5) (7) (13)	First Lien Debt	S +	6.00%	10.85%	9/19/2029	—	(2)	—	—
Project Ruby Ultimate Parent Corp.	(7)	First Lien Debt	S +	3.25%	8.21%	3/10/2028	990	988	987	0.79
								4,727	4,771	3.80
Industrial Conglomerates
Aptean, Inc.	(5) (7)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	2,059	2,041	2,047	1.63
Aptean, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	5	4	3	—
Aptean, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	10.10%	1/30/2031	—	(2)	(1)	—
								2,043	2,049	1.63
Insurance Services
Alliant Holdings Intermediate, LLC	(8)	First Lien Debt	S +	3.00%	7.97%	9/19/2031	993	996	987	0.79
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.92%	10/29/2029	—	(1)	(1)	—
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	2,313	2,282	2,282	1.82
Galway Borrower, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	9.10%	9/29/2028	2,263	2,245	2,220	1.77
Higginbotham Insurance Agency, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	9.35%	11/24/2028	4,767	4,759	4,759	3.79

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Higginbotham Insurance Agency, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	9.35%	11/24/2028	118	$115	$115	0.09%
High Street Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.85%	4/14/2028	—	(6)	(4)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	10.08%	8/25/2028	4,952	4,952	4,952	3.94
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	10.08%	8/25/2028	—	—	—	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	10.35%	11/1/2028	1,485	1,461	1,485	1.18
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	10.35%	11/1/2028	557	550	550	0.44
RSC Acquisition, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	9.71%	11/1/2029	123	123	123	0.10
RSC Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.71%	11/1/2029	293	292	293	0.23
Summit Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	6.50%	11.10%	5/1/2030	1,852	1,852	1,852	1.47
Summit Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	6.50%	11.10%	5/1/2030	—	—	—	—
Summit Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	6.50%	11.10%	5/1/2029	—	—	—	—
USI, Inc.		First Lien Debt	S +	2.75%	7.35%	11/22/2029	990	994	987	0.79
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.60%	4/3/2028	4,740	4,614	4,649	3.70
								25,228	25,249	20.11
IT Services
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	9.36%	3/9/2028	3,880	3,826	3,828	3.05
GI DI Cornfield Acquisition, LLC	(5) (13)	First Lien Debt	S +	4.50%	9.36%	3/9/2028	—	(14)	(27)	(0.02)
Ridge Trail US Bidco, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.75%	9.35%	9/30/2031	3,425	3,374	3,374	2.68
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.75%	9.35%	9/30/2031	—	(9)	(9)	(0.01)
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.75%	9.35%	3/31/2031	59	53	53	0.04
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	3,639	3,603	3,603	2.87
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	—	(4)	(4)	—
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.35%	8/15/2031	—	(5)	(5)	—
								10,824	10,813	8.61
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	4,849	4,801	4,849	3.86
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	—	—	—	—
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.64%	6/27/2031	—	(1)	—	—
								4,800	4,849	3.86
Machinery
TK Elevator US Newco, Inc.	(8)	First Lien Debt	S +	3.50%	8.59%	4/30/2030	993	996	994	0.79
								996	994	0.79
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	3,269	3,219	3,266	2.60
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	—	(6)	(1)	—
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.60%	12/23/2030	—	(9)	—	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	4,072	$4,033	$4,033	3.21%
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	199	192	192	0.15
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.22%	7/24/2031	—	(4)	(4)	—
								7,425	7,486	5.96
Professional Services
Ascend Partner Services, LLC	(5) (9)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	1,633	1,617	1,617	1.29
Ascend Partner Services, LLC	(5) (13)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	—	(14)	(14)	(0.01)
Ascend Partner Services, LLC	(5) (13)	First Lien Debt	S +	4.50%	9.35%	8/11/2031	—	(5)	(5)	—
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	6,188	6,153	6,188	4.92
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	745	742	745	0.59
Bullhorn, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	9.85%	10/1/2029	—	(2)	—	—
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	10.03%	7/22/2031	4,658	4,635	4,635	3.69
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	10.03%	7/22/2031	—	(3)	(3)	—
Corporation Service Company	(8)	First Lien Debt	S +	2.50%	7.35%	11/2/2029	880	884	880	0.70
Crisis Prevention Institute, Inc.	(8) (9)	First Lien Debt	S +	4.75%	9.35%	4/9/2031	1,000	995	1,001	0.80
KWOR Acquisition, Inc.	(5) (9) (11)	First Lien Debt	P +	4.25%	12.25%	12/22/2028	2,981	2,981	2,561	2.04
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	10.37%	5/6/2031	2,742	2,702	2,705	2.15
Verdantas, LLC	(5) (6)	First Lien Debt	S +	5.25%	10.37%	5/6/2031	116	114	114	0.09
Verdantas, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	10.37%	5/6/2030	—	(4)	(4)	—
								20,795	20,420	16.26
Real Estate Management & Development
Associations, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	874	873	872	0.69
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	—	—	—	—
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	12.00%	7/3/2028	—	—	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	6,592	6,563	6,574	5.23
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	62	61	62	0.05
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.35%	2/10/2027	—	(3)	(1)	—
								7,494	7,507	5.97
Software
Artifact Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	9.10%	7/1/2031	2,113	2,093	2,113	1.68
Artifact Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	9.10%	7/1/2031	—	(2)	—	—
Artifact Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	9.10%	7/1/2030	—	(4)	—	—
AuditBoard, Inc.	(5) (9)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	3,000	2,971	2,971	2.36
AuditBoard, Inc.	(5) (13)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	—	(7)	(7)	(0.01)
AuditBoard, Inc.	(5) (13)	First Lien Debt	S +	4.75%	9.35%	7/12/2031	—	(6)	(6)	—
Central Parent Inc.	(8)	First Lien Debt	S +	3.25%	7.85%	7/6/2029	1,000	1,003	989	0.79
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	5,628	5,588	5,608	4.46

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	$(6)	$(3)	—%
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(4)	(2)	—
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	6,850	6,817	6,817	5.42
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	42	42	42	0.03
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	10.33%	7/2/2031	—	—	—	—
Formstack Acquisition Co	(5) (6) (9)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	1,871	1,845	1,855	1.48
Formstack Acquisition Co	(5) (6) (13)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	188	181	181	0.14
Formstack Acquisition Co	(5) (6) (13)	First Lien Debt	S +	5.50%	10.10%	3/28/2030	—	(5)	(3)	—
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	10.10%	1/17/2031	2,347	2,325	2,347	1.87
Granicus, Inc.	(5) (7)	First Lien Debt	S +	5.25% (incl. 2.25% PIK)	10.10%	1/17/2031	1,788	1,778	1,776	1.41
Granicus, Inc.	(5) (13)	First Lien Debt	P +	4.25%	12.25%	1/17/2031	—	(3)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	6,544	6,510	6,544	5.21
GS AcquisitionCo, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	—	—	—	—
GS AcquisitionCo, Inc.	(5) (6)	First Lien Debt	S +	5.25%	9.85%	5/25/2028	63	61	63	0.05
Hootsuite Inc.	(5) (9) (10)	First Lien Debt	S +	5.50%	10.19%	5/22/2030	2,693	2,655	2,656	2.11
Hootsuite Inc.	(5) (10) (13)	First Lien Debt	S +	5.50%	10.19%	5/22/2030	—	(4)	(4)	—
Icefall Parent, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	11.35%	1/25/2030	2,739	2,689	2,682	2.13
Icefall Parent, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	11.35%	1/25/2030	—	(5)	(6)	—
LogRhythm, Inc.	(5) (6)	First Lien Debt	S +	7.50%	12.10%	7/2/2029	1,364	1,324	1,324	1.05
LogRhythm, Inc.	(5) (6) (13)	First Lien Debt	S +	7.50%	12.10%	7/2/2029	—	(4)	(4)	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.75%	10.69%	9/10/2030	4,138	4,076	4,076	3.24
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.75%	10.69%	9/10/2030	—	(13)	(13)	(0.01)
								41,895	41,996	33.41

Total Debt Investments								$229,497	$229,805	182.90%

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(2)	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments
Diversified Consumer Services
Eclipse Topco, Inc.	(5)(12)	Preferred Equity		12.50% PIK	9/5/2024	15	$147	$147	0.12%
							147	147	0.12
Professional Services
Verdantas, LLC	(5)(12)(14)	Common Equity			5/3/2024	796	1	1	—
Verdantas, LLC	(5)(12)	Preferred Equity		10.00%	5/3/2024	78,804	78	93	0.07
							79	94	0.07
Total Equity Investments							$226	$241	0.19%
Total Portfolio Investments							$229,723	$230,046	183.09%
Cash and Cash Equivalents
J.P. Morgan US Govt Money Market Fund							$2,439	$2,439	1.94%
Cash							2,349	2,349	1.87
Total Cash and Cash Equivalents							$4,788	$4,788	3.81%
Total Portfolio Investments, Cash and Cash Equivalents							$234,511	$234,834	186.90%

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR ("E") or SOFR ("S") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2024. As of September 30, 2024, the reference rates for our variable rate loans were the 3-month E at 3.28%, 1-month S at 4.85%, 3-month S at 4.59%, 6-month S at 4.25% and the P at 8.00%.

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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024 non-qualifying assets represented 3.17% of total assets as calculated in accordance with regulatory requirements.

(11)	Investment was on non-accrual status as of September 30, 2024.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $241 or 0.19% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(13)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2024.

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	$781	$(1)
AWP Group Holdings, Inc.	Revolver	12/23/2030	529	—
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	625	(10)
Any Hour, LLC	Revolver	5/23/2030	235	(4)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	248	(2)
Aptean, Inc.	Revolver	1/30/2031	182	(1)
Arcoro Holdings Corp.	Revolver	3/28/2030	261	(3)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	517	—
Artifact Bidco, Inc.	Revolver	7/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	2,806	(14)
Ascend Partner Services, LLC	Revolver	8/11/2031	561	(5)

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	$68	$—
Associations, Inc.	Revolver	7/3/2028	54	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	1,429	(7)
AuditBoard, Inc.	Revolver	7/12/2031	571	(6)
Avalara, Inc.	Revolver	10/19/2028	586	—
Bradyifs Holdings, LLC	Delayed Draw Term Loan	10/31/2025	92	—
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	48	—
Bullhorn, Inc.	Revolver	10/1/2029	335	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	465	(7)
COP Collisionright Parent, LLC	Revolver	1/29/2030	162	(2)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	706	(3)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	235	(2)
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	1,333	(3)
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	458	(4)
Consor Intermediate II, LLC	Revolver	5/12/2031	122	(1)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	824	(3)
Diligent Corporation	Revolver	8/2/2030	549	(2)
Drivecentric Holdings, LLC	Revolver	8/15/2031	471	(5)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	784	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	470	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	160	(1)
Eclipse Buyer, Inc.	Revolver	9/6/2031	81	(1)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	92	(1)
Essential Services Holding Corporation	Revolver	6/17/2030	58	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	65	—
Everbridge Holdings, LLC	Revolver	7/2/2031	43	—
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	561	(5)
Formstack Acquisition Co	Revolver	3/28/2030	375	(3)
Foundation Risk Partners Corp.	Revolver	10/29/2029	134	(1)
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	2,000	(27)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	16	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	425	—
Galway Borrower, LLC	Delayed Draw Term Loan	4/28/2025	184	(3)
Granicus, Inc.	Delayed Draw Term Loan	8/2/2026	559	(3)
Granicus, Inc.	Revolver	1/17/2031	329	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	98	—
GraphPad Software, LLC	Revolver	6/30/2031	41	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	74	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	$60	$—
Hercules Borrower, LLC	Delayed Draw Term Loan	4/5/2026	1,835	(10)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	562	(3)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	648	(4)
Hootsuite Inc.	Revolver	5/22/2030	300	(4)
Hyland Software, Inc.	Revolver	9/19/2029	181	—
Icefall Parent, Inc.	Revolver	1/25/2030	261	(5)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	458	(2)
Imagine 360, LLC	Revolver	10/2/2028	284	(3)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	675	(4)
Invictus Buyer, LLC	Revolver	6/3/2031	250	(1)
LogRhythm, Inc.	Revolver	7/2/2029	136	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	912	(4)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	344	(3)
MRI Software, LLC	Delayed Draw Term Loan	8/27/2026	38	—
MRI Software, LLC	Revolver	2/10/2027	506	(1)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	406	—
Mantech International CP	Revolver	9/14/2028	318	—
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	98	—
Model N, Inc.	Revolver	6/27/2031	52	—
Nasuni Corporation	Revolver	9/10/2030	862	(13)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	695	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	304	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	9/6/2025	474	—
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	269	(2)
Project Potter Buyer, LLC	Revolver	4/23/2026	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	659	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	213	—
RFS Opco, LLC	Revolver	4/4/2029	1,500	(14)
RSC Acquisition, Inc.	Delayed Draw Term Loan	2/14/2025	3	—
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	1,181	(9)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	335	(5)
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	1,477	(7)
Routeware, Inc.	Revolver	9/18/2031	341	(3)
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	938	(13)
SV Newco 2, Inc.	Revolver	6/2/2031	563	(8)
Sonny's Enterprises, LLC	Revolver	8/5/2027	579	(4)

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
September 30, 2024
(In thousands)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Summit Acquisition, Inc.	Delayed Draw Term Loan	11/1/2024	$419	$—
Summit Acquisition, Inc.	Revolver	5/1/2029	210	—
Superman Holdings, LLC	Delayed Draw Term Loan	8/29/2026	874	(2)
Superman Holdings, LLC	Revolver	8/29/2031	387	(2)
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	315	(6)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	362	(2)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	(2)
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	568	(3)
Transit Technologies, LLC	Revolver	8/20/2030	341	(3)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	1,235	(10)
Vehlo Purchaser, LLC	Revolver	5/24/2028	11	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	553	(3)
Verdantas, LLC	Revolver	5/6/2030	292	(4)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	1,158	(6)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	452	(5)
Victors Purchaser, LLC	Delayed Draw Term Loan	7/15/2026	866	(4)
Victors Purchaser, LLC	Revolver	8/15/2031	495	(5)
iCIMS, Inc.	Delayed Draw Term Loan	10/23/2024	916	—
iCIMS, Inc.	Revolver	8/18/2028	343	—
Total First Lien Debt Unfunded Commitments			$51,144	$(313)
Total Unfunded Commitments			$51,144	$(313)

(14)	Non-income producing security.

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
September 30, 2024
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

The Company was formed as a Delaware limited liability company on February 7, 2023 with the name “LTMS Fund LLC”. The Company changed its name to “LGAM Private Credit LLC” on March 20, 2023. The Company commenced operations on December 1, 2023. The Company is externally managed by MS Capital Partners Adviser Inc., an indirect wholly owned subsidiary of Morgan Stanley (the “Adviser” or “Investment Adviser”).
The Company’s investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies in which private equity sponsors have a controlling equity stake in the portfolio company.
The Company is conducting a continuous private offering (the “Private Offering”) of its units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including the exemption provided by Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. The Company is offering one class of its units (the “Units”) in its continuous private offering.

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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: 1585 Koala Holdings LLC (“1585 Koala Holdings”), LGAM Equity Holdings LLC (“Equity Holdings”), LGAM CA SPV LLC (“CA SPV”) and LGAM Financing SPV LLC (“LGAM SPV LLC” and together with 1585 Koala Holdings,

Equity Holdings and CA SPV, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
As of September 30, 2024, the Company had certain investments in one portfolio company that was on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2024 was $2,981. As of December 31, 2023, the Company had no investments on non-accrual status.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2024 and for the period from February 7, 2023 (inception) through September 30, 2023, the Company did not accrue U.S. federal excise tax.
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
Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of the Company’s average net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month prior to the termination of the Investment Advisory Agreement, and any such recoupment would be subject to any applicable expense waiver. Base management fees for any partial month are prorated based on the number of days in the month. The base management fee is payable quarterly in arrears, any base management fees waived are not subject to recoupment by the Investment Adviser. The Investment Adviser has agreed to irrevocably waive the base management fee through September 30, 2024, and such waiver is not subject to recapture.
For the three and nine months ended September 30, 2024 base management fees were $298 and $786, and the Investment Adviser irrevocably agreed to waive $298 and $786, respectively. For the three months ended September 30, 2023 and for the period from February 7, 2023 (inception) through September 30, 2023, base management fees were $0 and $0, respectively. As of September 30, 2024 and December 31, 2023, $0 and $0, respectively, was payable to the Investment Adviser relating to base management fees.
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
For the three and nine months ended September 30, 2024 there were $439 and $1,056, respectively, income based incentive fees accrued, and the Investment Adviser irrevocably agreed to waive $439 and $1,056, respectively. For the three months ended September 30, 2023 and for the period from February 7, 2023 (inception) through September 30, 2023, there were $0 and $0, respectively, income based incentive fees accrued. The Investment Adviser has agreed to irrevocably waive its incentive fee based on net investment income through September 30, 2024 and such waiver is not subject to recapture.

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
For the three and nine months ended September 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $(41) and $26, respectively. For the three months ended September 30, 2023 and for the period from February 7, 2023 (inception) through September 30, 2023, capital gains incentive fees accrued to the Investment Adviser were $0 and $0, respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of September 30, 2024 and December 31, 2023, $42 and $17, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.
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
For the three and nine months ended September 30, 2024, the Company incurred $21 and $47, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. For the three months ended September 30, 2023 and for the period from February 7, 2023 (inception) through September 30, 2023, the Company incurred $0 and $0, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $9 and $5, respectively, was payable for administrative service fees.
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
For the three and nine months ended September 30, 2024 there were $0 and $297, respectively, of Expense Payments under the Expense Support Agreement, which were recorded under expense support on the Consolidated Statements of Operations. For the three months ended September 30, 2023 and for the period from February 7, 2023 (inception) through September 30, 2023, there were $0 and $0, respectively, of Expense Payments under the Expense Support Agreement, which were recorded under expense support on the Consolidated Statements of Operations.

(4) INVESTMENTS
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$228,892	$229,198	99.6%	$99,614	$99,746	100.0%
Other Debt Investments	605	607	0.3	—	—	—
Equity	226	241	0.1	—	—	—
Total	$229,723	$230,046	100.0%	$99,614	$99,746	100.0%
The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Aerospace & Defense	1.2%	—%
Automobile Components	2.0	4.3
Automobiles	2.2	0.1
Beverages	0.4	1.0
Biotechnology	2.4	3.0
Building Products	2.1	—
Chemicals	1.8	3.9
Commercial Services & Supplies	7.7	1.1
Construction & Engineering	1.9	0.8
Consumer Staples Distribution & Retail	1.3	—
Distributors	3.9	9.3
Diversified Consumer Services	6.0	1.0
Financial Services	1.3	—
Ground Transportation	0.6	—
Health Care Equipment & Supplies	1.0	2.3
Health Care Providers & Services	9.3	15.6
Health Care Technology	2.1	2.8
Industrial Conglomerates	0.8	—
Insurance Services	11.0	21.3
IT Services	4.7	—
Life Sciences Tools & Services	2.1	—
Machinery	0.4	1.0
Multi-Utilities	3.3	2.7
Professional Services	8.9	10.7
Real Estate Management & Development	3.3	9.5
Software	18.3	9.6
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$225,608	$225,935	98.2%	$99,614	$99,746	100.0%
Canada	4,115	4,111	1.8	—	—	—
Total	$229,723	$230,046	100.0%	$99,614	$99,746	100.0%

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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of the investments as of:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$16,615	$212,583	$229,198	$—	$14,988	$84,758	$99,746
Other Debt Investments	—	—	607	607	—	—	—	—
Equity	—	—	241	241	—	—	—	—
Total Investments	$—	$16,615	$213,431	$230,046	$—	$14,988	$84,758	$99,746
Cash equivalents	$2,439	$—	$—	$2,439	$—	$—	$—	$—

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$156,999	$585	$80	$157,664
Purchases of investments(1)	68,496	—	147	68,643
Proceeds from principal repayments and sales of investments(2)	(11,839)	—	—	(11,839)
Accretion of discount/amortization of premium	170	—	—	170
Payment-in-kind	90	20	—	110
Net change in unrealized appreciation (depreciation)	(340)	2	14	(324)
Net realized gains (losses)	2	—	—	2
Transfers into/out of Level 3(3)	(995)	—	—	(995)
Fair value, end of period	$212,583	$607	$241	$213,431

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$(350)	$2	$14	$(334)

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$84,758	$—	$—	$84,758
Purchases of investments(1)	150,892	579	227	151,698
Proceeds from principal repayments and sales of investments(2)	(19,854)		—	(19,854)
Accretion of discount/amortization of premium	312	—	—	312
Payment-in-kind	142	28	—	170
Net change in unrealized appreciation (depreciation)	206	—	14	220
Net realized gains (losses)	5	—	—	5
Transfers into/out of Level 3(3)	(3,878)	—	—	(3,878)
Fair value, end of period	$212,583	$607	$241	$213,431

Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$192	$—	$14	$206
(1)Purchases may include investments received in corporate actions and restructurings.
(2)Sales may include investments delivered in corporate actions and restructuring.
(3)Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2024 and December 31, 2023, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
Asset Category	Fair Value	Valuation Technique (3)	Unobservable Input	Range (2)		Weighted Average(1)
				Low	High
First Lien Debt	$212,583	Yield Analysis	Discount Rate	7.79%	13.00%	9.20%
Unsecured Debt	607	Yield Analysis	Discount Rate			9.90%
Preferred Equity	240	Yield Analysis	Discount Rate	9.88%	13.60%	12.15%
Common Equity	1	Market Approach	EBITDA Multiple			15.00x
Total Investments	$213,431

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (2)		Weighted Average(1)
				Low	High
First Lien Debt	$84,758	Yield Analysis	Discount Rate	9.72%	12.01%	10.83%
Total Investments	$84,758
(1) Weighted average is calculated by weighting the significant unobservable input by the relative fair value of the investment.
(2) For an asset category that contains a single investment, the range is not included.
(3) During the nine months ended September 30, 2024, no positions transitioned techniques or valuation approaches.
The significant unobservable input used in yield analysis is discount rate based on comparable market yields. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The significant unobservable input used in the market approach is the comparable company multiple. The multiple is used to estimate the enterprise value of the underlying investment. An increase/decrease in the multiple would result in an increase/decrease, respectively, in the fair value. The comparative yield and discount rate are used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Financial instruments disclosed but not carried at fair value
The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2024			December 31, 2023
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Citibank Funding Facility	3	$107,600	$107,600	$22,000	$22,000
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT
The Company’s outstanding debt obligations were as follows:

	September 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$200,000	$107,600	$92,400	$200,000	$22,000	$178,000
The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Combined weighted average interest rate(1)	8.10%	n/a	8.13%	n/a
Combined weighted average effective interest rate (2)	8.47%	n/a	8.77%	n/a
Combined weighted average debt outstanding	$88,451	n/a	$50,539	n/a
(1) Excludes unused commitment fees and amortization of financing costs.
(2) Excludes unused commitment fees.
There was no debt outstanding for the period from February 7, 2023 (inception) through September 30, 2023.
Citibank Funding Facility

On December 4, 2023, LGAM SPV LLC entered into a Credit and Security Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit and Security Agreement”) with LGAM SPV LLC, as the borrower, the lenders party thereto (the “Lenders”), Citibank, N.A. (“Citibank”), as the administrative agent for the Lenders, the Company, as the collateral manager and equityholder, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as document custodian, pursuant to which the Lenders have agreed to extend credit to LGAM SPV LLC in an aggregate principal amount up to $200 million at any one time outstanding, with up to an additional $550 million available pursuant to an accordion feature (the “Citibank Funding Facility”).

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

The obligations of LGAM SPV LLC under the Citibank Funding Facility are secured by all of the assets held by LGAM SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to LGAM SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of December 4, 2023 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and LGAM SPV LLC, entered into in connection with the Citibank Funding Facility. Under the Agreements, the Company and LGAM SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary affirmative and negative covenants and events of default for revolving funding facilities of this nature. As of September 30, 2024, the Company was in compliance with all covenants and other requirements of the Citibank Funding Facility.

The summary information of the Citibank Funding Facility is as follows:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Borrowing interest expense	$1,831	$—	$3,128	$—
Facility unused commitment fees	144	—	569	—
Amortization of deferred financing costs	82	—	247	—
Total	$2,057	$—	$3,944	$—
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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had $51,144 and $15,504, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.
(8)MEMBERS’ CAPITAL
Equity
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2024	December 31, 2023
Net distributable earnings (losses), beginning of period	$192	$—
Net investment income (loss)	8,695	692
Net realized gain (loss)	15	—
Net unrealized appreciation (depreciation)	191	132
Dividends declared	(7,806)	(638)
Tax reclassification of unitholders' equity	—	6
Net distributable earnings (losses), end of period	$1,287	$192
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
April 01, 2024	221,212	4,453
May 01, 2024	202,466	4,078
June 01, 2024	195,918	3,962
July 01, 2024	265,989	5,367
August 01, 2024	267,484	5,401
September 01, 2024	181,120	3,668
Total	1,955,368	$39,398

The Company did not hold a closing of the continuous private offering for the period from February 7, 2023 (inception) through September 30, 2023.

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 25, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304	(1)
July 25, 2024	July 31, 2024	August 05, 2024	0.1556
August 27, 2024	August 31, 2024	September 05, 2024	0.1556
September 24, 2024	September 30, 2024	October 03, 2024	0.1561
Total Distributions			$1.4641
(1) Includes a special distribution of $0.0745 per unit
The Company did not declare a distribution for the period from February 7, 2023 (inception) through September 30, 2023.
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

The Company did not issue any Units pursuant to the DRIP plan for the nine months ended September 30, 2024 and for the period from February 7, 2023 (inception) through September 30, 2023.
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
For the nine months ended September 30, 2024 and for the period from February 7, 2023 (inception) through September 30, 2023, no Units were repurchased.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Net increase (decrease) in Members' Capital from operations	$3,220	$(86)	$8,901	$(252)
Weighted average Units outstanding	5,994,429	—	5,318,426	—
Basic and diluted earnings (loss) per Unit	$0.54	$—	$1.67	$—

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$20.04	$—
Net investment income (loss)	1.63	—
Net unrealized and realized gain (loss)(2)	0.04	—
Net increase (decrease) in net assets resulting from operations	1.67	—
Dividends declared	(1.46)	—
Total increase (decrease) in net assets	0.21	—
Net asset value, end of period	$20.25	$—
Units outstanding, end of period	6,206,618	—
Weighted average Units outstanding	5,318,426	—
Total return based on net assets (3)	8.62%	—%
Ratio/Supplemental Data:
Members' capital, end of period	$125,704	$227
Ratio of expenses before waivers to average members' capital(4)	7.99%	—%
Ratio of net expenses to average members' capital(4)	5.76%	—%
Ratio of net investment income to average members' capital(4)	10.73%	—%
Asset coverage ratio(5)	216.83%	—%
Portfolio turnover rate	15.66%	—%
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
October Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 224,139 Units for an aggregate offering price of $4.5 million effective October 1, 2024.
On October 25, 2024, the Board of Directors of the Company declared a distribution to unitholders of record in the amount of $0.1561 per unit and payable on November 5, 2024 as of October 31, 2024.
November Issuances
Pursuant to the Company’s continuous private offering, the Company held a close relating to the sale of the Company’s Units for an aggregate offering price of $4.8 million effective November 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)
In this Quarterly Report on Form 10-Q, or this “Report”, except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refers to LGAM Private Credit LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley. Furthermore, Morgan Stanley has no obligation, contractual or otherwise, to financially support us. Morgan Stanley has no history of financially supporting any business development company (“BDC”) on the MS Private Credit platform, even during periods of financial distress. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential”, “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
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
•our ability to qualify and maintain our qualification as a BDC, and as a regulated investment company (a “RIC”), under the Internal Revenue Code of 1986, as amended (the “Code”);
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
Pursuant to the exemptive relief granted by the SEC to our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.

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
PORTFOLIO, INVESTMENT ACTIVITY

The composition of our investment portfolio is presented below:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$228,892	$229,198	99.6%	$99,614	$99,746	100.0%
Other Debt Investments	605	607	0.3	—	—	—
Equity	226	241	0.1	—	—	—
Total	$229,723	$230,046	100.0%	$99,614	$99,746	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments1,2, unless otherwise noted:

	As of
	September 30, 2024	December 31, 2023
Number of portfolio companies	82	42
Percentage of performing debt bearing a floating rate, at fair value	99.7%	100.0%
Percentage of performing debt bearing a fixed rate, at fair value	0.3%	—%
Weighted average yield on debt and income producing investments, at cost(3)	10.4%	11.5%
Weighted average yield on debt and income producing investments, at fair value(3)	10.3%	11.5%
Weighted average 12-month EBITDA	$180.5	$252.7
Weighted average net leverage through tranche(4)	6.1x	6.6x
Weighted average interest coverage(5)	1.6x	1.4x
Weighted average loan to value of our portfolio companies(6)	39.7%	44.6%
Percentage of debt investments with one or more financial covenants	58.1%	74.1%
Percentage of our debt investments that are sponsor backed	99.6%	97.0%
Percentage of loans and other debt in support of LBOs and acquisitions	64.2%	62.0%
Percentage of our debt portfolio subject to business cycle volatility	4.5%	4.2%
Percentage of our total portfolio on non-accrual, at cost	1.3%	—%
(1) Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche that the Company is a lender, interest coverage and loan to value exclude recurring revenue investments, which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
(2) Amounts were derived from investment due diligence information provided by the portfolio company. Such amounts have not been independently estimated by us, and accordingly, we take no responsibility for such numbers and make no representation or warranty in respect of this information.
(3) Computed as (a) the annual stated spread, plus reference rate, as applicable, plus the annual accretion of discounts, as applicable on debt securities divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(4) Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(5) Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies in which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
(6) Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and For the Three Months Ended
	September 30, 2024	September 30, 2023
New Investments Committed
Gross Principal Balance(1)	$86,469	$—
Net New Investments Committed	$86,469	$—
Investments, at Cost
Investments, beginning of period	$173,727	$—
New investments purchased	68,640	—
Net accretion of discount on investments	178	—
Payment-in-kind	110	—
Net realized gain (loss) on investments	12	—
Investments sold or repaid	(12,944)	—
Investments, end of period	$229,723	$—
Principal amount of investments funded
First lien debt investments	$69,833	$—
Other securities	147	—
Total	$69,980	$—
Amount of investments sold/fully repaid, at principal
First lien debt investments	$10,137	$—
Total	$10,137	$—
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	227,485	98.9	99,746	100.0
Risk rating 3	2,561	1.1	—	—
Risk rating 4	—	—	—	—
	$230,046	100.0%	$99,746	100.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Total investment income	$5,824	$—	$13,266	$—
Less: Net expenses	2,275	86	4,571	252
Net investment income (loss)	3,549	(86)	8,695	(252)
Net change in unrealized appreciation (depreciation)	(341)	—	191	—
Net realized gain (loss)	12	—	15	—
Net increase (decrease) in net assets resulting from operations	$3,220	$(86)	$8,901	$(252)
Investment Income
Investment income was as follows:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Investment income:
Interest income	$5,551	$—	$12,703	$—
Payment-in-kind	102	—	182	—
Other income	171	—	381	—
Total Investment Income	$5,824	$—	$13,266	$—

In the above table, total investment income is $5,824 and $13,266 for the three and nine months ended September 30, 2024, respectively, primarily driven by our deployment of capital and invested balance of investments. Weighted average asset yield of debt investments at cost is 10.4% as of September 30, 2024.
Expenses

Expenses were as follows:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Expenses:
Interest and other financing expenses	$2,057	$—	$3,944	$—
Management fees	298	—	786	—
Income based incentive fees	439	—	1,056	—
Capital gains incentive fees	(41)	—	26	—
Professional fees	196	—	709	—
Organization and offering costs	9	86	26	252
Directors' fees	23	—	90	—
Administrative service fees	21	—	47	—
General and other expenses	10	—	26	—
Total expenses	$3,012	$86	$6,710	$252
Expense support (Note 3)	—	—	(297)	—
Management fees waiver (Note 3)	(298)	—	(786)	—
Income based incentive fees waiver (Note 3)	(439)	—	(1,056)	—
Net expenses	$2,275	$86	$4,571	$252

In the table above:

•For the three and nine months ended September 30, 2024, interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, was $2,057 and $3,944, respectively. Average borrowings outstanding for the three and nine months ended September 30, 2024 were $88,451 and $50,539, respectively, and the combined weighted average interest rate (excluding unused fees and financing costs) of the aggregate borrowings outstanding was 8.10% and 8.13%, respectively.

•For both the three and nine months ended September 30, 2024, management fees net of waiver was $0. The Adviser has agreed to irrevocably waive the base management fee through September 30, 2024 and such waiver is not subject to recapture.

•For both the three and nine months ended September 30, 2024, there were no income-based incentive fees accrued. The Adviser has agreed to irrevocably waive the income-based incentive fee through September 30, 2024 and such waiver is not subject to recapture.

•Professional fees include legal, audit, tax, valuation, and other professional fees incurred related to the management of the Company which include costs of a financial printer utilized for certain preparation, printing and distribution services related to the offering materials.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the period from February 7, 2023 (inception) through September 30, 2023
Realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	$12	$—	$15	$—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(341)	—	191	—
Net realized and unrealized gain (loss)	$(329)	$—	$206	$—
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
As of September 30, 2024, we had approximately $4.8 million of cash and cash equivalents, which taken together with our approximately $92.4 million of availability under the Citibank Funding Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying unaudited consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2024, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $51.1 million.
Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received from the closings of our continuous private offering that occurred for the nine months ended September 30, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
April 01, 2024	221,212	4,453
May 01, 2024	202,466	4,078
June 01, 2024	195,918	3,962
July 01, 2024	265,989	5,367
August 01, 2024	267,484	5,401
September 01, 2024	181,120	3,668
Total	1,955,368	$39,398
The Company did not hold a closing of the continuous private offering for the period from February 7, 2023 (inception) through September 30, 2023.

Distributions
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 25, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304	(1)
July 25, 2024	July 31, 2024	August 05, 2024	0.1556
August 27, 2024	August 31, 2024	September 05, 2024	0.1556
September 24, 2024	September 30, 2024	October 03, 2024	0.1561
Total Distributions			$1.4641
(1) Includes a special distribution of $0.0745 per unit
The Company did not declare a distribution for the period from February 7, 2023 (inception) through September 30, 2023.
Distribution Reinvestment
We have adopted an “opt in” dividend reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions automatically reinvested in additional Units. For the three months ended September 30, 2024 and for the period from February 7, 2023 (inception) through September 30, 2023, we did not issue any Units pursuant to our DRIP. For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.
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
For the nine months ended September 30, 2024 and for the period from February 7, 2023 (inception) through September 30, 2023, no units were repurchased.
For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.
Debt
Our outstanding debt obligations were as follows:

	September 30, 2024			December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$200,000	$107,600	$92,400	$200,000	$22,000	$178,000
Total	$200,000	$107,600	$92,400	$200,000	$22,000	$178,000
For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.
RECENT DEVELOPMENTS
October Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 224,139 Units for an aggregate offering price of $4.5 million effective October 1, 2024.
On October 25, 2024, our Board of Directors declared a distribution to unitholders of record in the amount of $0.1561 per unit and payable on November 5, 2024 as of October 31, 2024.
November Issuances

Pursuant to our continuous private offering, we held a close relating to the sale of our Units for an aggregate offering price of $4.8 million effective November 1, 2024.
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
As of September 30, 2024, approximately 99.7% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2024) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$6,850	$(3,228)	$3,622
Up 200 basis points	$4,566	$(2,152)	$2,414
Up 100 basis points	$2,283	$(1,076)	$1,207
Up 25 basis points	$571	$(269)	$302
Down 25 basis points	$(571)	$269	$(302)
Down 100 basis points	$(2,283)	$1,076	$(1,207)
Down 200 basis points	$(4,566)	$2,152	$(2,414)
Down 300 basis points	$(6,850)	$3,228	$(3,622)
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Form 10-K and under Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on July 30, 2024, August 28, 2024 and September 26, 2024 for the issuance of our Units for the three months ended September 30, 2024. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3: Defaults Upon Senior Securities.
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LGAM Private Credit LLC
Dated: November 12, 2024	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2024	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)