Form 10-Q
period 2025-03-31
LGAM Private Credit LLC
filed 2025-05-13
CIK 1983514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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

The number of the registrant’s Common Units outstanding at May 13, 2025 was 7,932,275.

LGAM Private Credit LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025
SIGNATURES

LGAM Private Credit LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $264,871 and $241,028)	$265,681	$241,840
Non-controlled/affiliated investments, at fair value (amortized cost of $2,226 and $0)	2,245	—
Total investments, at fair value (amortized cost of $267,097 and $241,028)	267,926	241,840
Cash and cash equivalents	14,803	7,476
Deferred financing costs	2,558	2,693
Interest and dividend receivable from non-controlled/non-affiliated investments	1,596	1,631
Interest and dividend receivable from non-controlled/affiliated investments	18	—
Receivable for investments sold/repaid	24	32
Other assets	383	11
Total assets	287,308	253,683

Liabilities
Debt	126,600	105,600
Payable for investments purchased	247	—
Payable to affiliates (Note 3)	155	59
Dividends payable	1,212	1,111
Management fees payable	373	333
Capital gains based incentive fee payable	11	103
Interest payable	1,404	1,375
Income based incentive fees payable	414	429
Accrued expenses and other liabilities	375	545
Total liabilities	130,791	109,555

Commitments and contingencies (Note 7)

Members' Capital
Common Units, par value $0.001 per share (7,776,075 and 7,101,860 units issued and outstanding)	8	7
Paid-in capital in excess of par value	156,150	142,499
Distributable earnings (accumulated losses)	359	1,622
Total members' capital	$156,517	$144,128
Total liabilities and members' capital	$287,308	$253,683
Net asset value per unit	$20.13	$20.29

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,250	$3,202
Payment-in-kind income	53	63
Dividend income	3	—
Other income	124	88
From non-controlled/affiliated investments:
Interest income	12	—
Payment-in-kind income	6	—
Total investment income	6,448	3,353

Expenses:
Interest and other financing expenses	2,297	809
Management fees	373	227
Income based incentive fees	414	284
Capital gains incentive fees	(92)	3
Professional fees	329	201
Organization and offering costs	—	9
Directors' fees	26	43
Administrative service fees	50	15
General and other expenses	63	11
Total expenses	3,460	1,602
Expense support (Note 3)	—	(222)
Management fees waiver (Note 3)	—	(227)
Income based incentive fees waiver (Note 3)	—	(284)
Net expenses	3,460	869
Net investment income (loss)	2,988	2,484
Net realized and unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(755)	3
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(5)	19
Non-controlled/affiliated investments	19	—
Translation of assets and liabilities in foreign currencies	2	—
Net unrealized appreciation (depreciation)	16	19
Net realized and unrealized gain (loss)	(739)	22
Net increase (decrease) in members' capital resulting from operations	$2,249	$2,506

Net investment income (loss) per unit (basic and diluted):	$0.40	$0.53
Earnings (loss) per unit (basic and diluted):	$0.30	$0.54
Weighted average units outstanding	7,495,293	4,659,472

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amount)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Members' capital at beginning of period:	$144,128	$85,211
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	2,988	2,484
Net realized gain (loss)	(755)	3
Net change in unrealized appreciation (depreciation)	16	19
Net increase (decrease) in members’ capital resulting from operations	2,249	2,506

Distributions to unitholders from:
Dividends declared	(3,512)	(2,126)
Total distributions to unitholders	(3,512)	(2,126)

Capital transactions:
Issuance of common Units	13,652	12,469
Net increase in members' capital resulting from capital transactions	13,652	12,469
Total increase (decrease) in members' capital	12,389	12,849
Members' capital at end of period	$156,517	$98,060
Dividends per unit	$0.47	$0.46

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$2,249	$2,506
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(14)	(19)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(2)	—
Net realized (gain) loss on investments	755	(3)
Net accretion of discount and amortization of premium on investments	(148)	(55)
Payment-in-kind interest and dividend capitalized	(47)	(19)
Amortization of deferred financing costs	149	74
Amortization of deferred offering costs	—	9
Purchases of investments and change in payable for investments purchased	(34,267)	(41,343)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	7,892	2,503
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments and non-controlled/affiliated investments	17	(318)
(Increase) decrease in other assets	(372)	(306)
(Decrease) increase in payable to affiliates	96	(25)
(Decrease) increase in management fees payable	40	—
(Decrease) increase in incentive fees payable	(107)	2
(Decrease) increase in interest payable	29	400
(Decrease) increase in accrued expenses and other liabilities	(170)	223
Net cash provided by (used in) operating activities	(23,900)	(36,371)

Cash flows from financing activities:
Borrowings on debt	25,000	13,100
Repayments on debt	(4,000)	(5,600)
Deferred financing costs paid	(14)	(123)
Dividends paid	(3,411)	(2,008)
Proceeds from issuance of Common units	13,652	12,469
Net Cash provided by (used in) financing activities	31,227	17,838
Net increase (decrease) in cash and cash equivalents	7,327	(18,533)
Cash and cash equivalents at beginning of period	7,476	24,832
Cash and cash equivalents at end of period	$14,803	$6,299

Supplemental information and non-cash activities:
Excise tax paid	$27	$2
Interest expense paid	$2,120	$336
Accrued but unpaid dividends	$1,212	$756
Non-cash purchases of investments	$(2,226)	$—
Non-cash sales of investments	$2,226	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
March 31, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non controlled/non-affiliated
Aerospace & Defense
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	9.29%	9/14/2029	2,669	$2,669	$2,669	1.71%
Mantech International CP	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	9/14/2029	—	—	—	—
Mantech International CP	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	9/14/2028	—	—	—	—
								2,669	2,669	1.71
Automobile Components
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	3,011	2,960	2,856	1.82
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	662	651	628	0.40
Sonny's Enterprises, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.95%	8/5/2027	336	328	306	0.20
								3,939	3,790	2.42
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.79%	1/29/2030	1,161	1,141	1,161	0.74
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.79%	1/29/2030	525	515	525	0.34
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.79%	1/29/2030	28	25	28	0.02
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.07%	8/15/2031	3,529	3,497	3,514	2.25
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.07%	8/15/2031	—	(4)	(2)	—
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	5/24/2028	251	248	250	0.16
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.58%	5/24/2028	61	54	54	0.03
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.58%	5/24/2028	—	—	—	—
								5,476	5,530	3.53
Beverages
Triton Water Holdings, Inc.	(8)	First Lien Debt	S +	2.25%	6.55%	3/31/2028	985	979	980	0.63
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	1,890	1,871	1,871	1.20
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(4)	(4)	—
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(2)	(2)	—
								2,844	2,845	1.82
Biotechnology
GraphPad Software, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	6/30/2031	5,502	5,477	5,502	3.52
GraphPad Software, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	6/30/2031	11	10	11	0.01
GraphPad Software, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	6/30/2031	—	—	—	—
								5,487	5,513	3.52
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	6.00%	10.30%	4/23/2027	4,774	4,774	4,774	3.05
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	6.00%	10.30%	4/23/2026	—	—	—	—
								4,774	4,774	3.05

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	3,429	$3,361	$3,285	2.10%
Tank Holding Corp.	(7)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	979	957	938	0.60
								4,318	4,223	2.70
Commercial Services & Supplies
Consor Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	591	586	591	0.38
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	—	(2)	—	—
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	—	(1)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	2,816	2,790	2,816	1.80
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—	(3)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	245	241	245	0.16
EnergySolutions, LLC	(8)	First Lien Debt	S +	3.25%	7.58%	9/20/2030	829	830	825	0.53
Firebird Acquisition Corp, Inc.	(5) (7)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	2/2/2032	567	564	564	0.36
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	2/2/2032	—	(1)	(1)	—
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.29%	2/2/2032	—	(1)	(1)	—
Hercules Borrower, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.64%	12/15/2026	2,023	2,008	2,016	1.29
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.29%	6/30/2031	4,588	4,546	4,588	2.93
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	6/30/2031	16	15	16	0.01
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	6/28/2030	—	(1)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	1,755	1,755	1,755	1.12
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	283	278	283	0.18
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	5/24/2030	30	28	30	0.02
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.55%	9/18/2031	3,182	3,152	3,163	2.02
Routeware, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	9/18/2031	91	84	82	0.05
Routeware, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	9/18/2031	—	(3)	(2)	—
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.17%	8/20/2031	1,591	1,576	1,591	1.02
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.17%	8/20/2031	178	175	178	0.11
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.17%	8/20/2030	—	(3)	—	—
Vensure Employer Services, Inc.	(5) (8) (9)	First Lien Debt	S +	5.00%	9.30%	9/26/2031	2,007	1,989	1,994	1.27
Vensure Employer Services, Inc.	(5) (8) (13)	First Lien Debt	S +	5.00%	9.30%	9/26/2031	77	74	74	0.05
								20,676	20,807	13.29
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	3,222	3,193	3,123	2.00
Arcoro Holdings Corp.	(5) (6) (13)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	—	(4)	(8)	(0.01)
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	3,664	3,651	3,664	2.34

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	558	$553	$558	0.36%
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	—	(2)	—	—
								7,391	7,337	4.69
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.79%	2/3/2031	3,366	3,338	3,366	2.15
PDI TA Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	9.79%	2/3/2031	—	(3)	—	—
PDI TA Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	9.79%	2/3/2031	40	38	40	0.03
								3,373	3,406	2.18
Distributors
Bradyplus Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.29%	10/31/2029	3,121	3,071	3,121	1.99
Bradyplus Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.29%	10/31/2029	20	19	20	0.01
								3,090	3,141	2.01
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	2,355	2,323	2,321	1.48
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	67	62	57	0.04
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	187	183	182	0.12
Any Hour, LLC	(5) (8)	Other Debt		13.00% PIK	13.00%	5/23/2031	658	647	645	0.41
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	9.05%	2/13/2032	2,116	2,095	2,095	1.34
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.05%	2/13/2032	—	(3)	(3)	—
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.05%	2/13/2032	66	64	64	0.04
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	943	934	943	0.60
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(1)	—	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.30%	6/17/2031	5,850	5,796	5,850	3.74
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	6/17/2031	—	—	—	—
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	6/17/2030	9	9	9	0.01
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	2,715	2,668	2,715	1.73
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	—	(7)	—	—
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	47	39	47	0.03
								14,808	14,925	9.54
Electrical Equipment
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	779	768	772	0.49
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(2)	(3)	—
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(2)	(1)	—
								764	768	0.49
Electronic Equipment, Instruments & Components
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	735	728	728	0.47

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	$(1)	$(2)	—%
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	11/15/2031	—	(1)	(1)	—
								726	725	0.46
Financial Services
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	1,544	1,529	1,544	0.99
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	361	355	361	0.23
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	83	80	83	0.05
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	1/31/2031	2,102	2,072	2,084	1.33
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.58%	1/31/2031	—	(2)	(1)	—
RFS Opco, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	4/4/2031	1,492	1,494	1,492	0.95
RFS Opco, LLC	(5) (8) (13)	First Lien Debt	S +	3.50%	7.79%	4/4/2029	1,000	988	998	0.64
								6,516	6,561	4.19
Ground Transportation
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	2,989	2,968	2,977	1.90
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	368	359	365	0.23
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	—	(7)	(2)	—
								3,320	3,340	2.13
Health Care Equipment & Supplies
Medline Borrower, LP	(8)	First Lien Debt	S +	2.25%	6.58%	10/23/2028	897	899	895	0.57
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	3,355	3,332	3,355	2.14
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	—	(3)	—	—
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.58%	12/19/2029	—	(4)	—	—
								4,224	4,250	2.72
Health Care Providers & Services
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.73%	4/3/2028	7,281	7,238	7,132	4.56
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.04%	8/18/2028	5,534	5,505	5,534	3.54
iCIMS, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75%	10.04%	8/18/2028	54	52	54	0.03
Imagine 360, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	10/2/2028	3,234	3,205	3,225	2.06
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	10/2/2028	—	(2)	(1)	—
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	10/2/2028	—	(2)	(1)	—
Invictus Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	6/3/2031	1,612	1,597	1,606	1.03
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	6/3/2031	—	(3)	(3)	—
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	6/3/2031	—	(2)	(1)	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	10.06%	8/31/2029	1,985	1,985	1,985	1.27
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	10.31%	8/31/2029	1,258	1,248	1,258	0.80
								20,821	20,788	13.28

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Health Care Technology
Hyland Software, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	9/19/2030	3,765	$3,725	$3,765	2.41%
Hyland Software, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	9/19/2029	—	(2)	—	—
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	3.00%	7.44%	3/10/2028	987	986	983	0.63
								4,709	4,748	3.03
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.56%	1/30/2031	2,440	2,421	2,433	1.55
Aptean, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.06%	1/30/2031	54	51	52	0.03
Aptean, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.06%	1/30/2031	—	(2)	(1)	—
								2,470	2,484	1.59
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.75%	7.07%	9/19/2031	988	991	981	0.63
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	10/29/2030	—	(5)	(5)	—
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	10/29/2029	—	(1)	—	—
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	2,300	2,273	2,300	1.47
Galway Borrower, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	2,435	2,419	2,435	1.56
Higginbotham Insurance Agency, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	4,744	4,736	4,718	3.01
Higginbotham Insurance Agency, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	282	278	279	0.18
High Street Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	4/14/2028	117	110	117	0.07
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	8/25/2028	4,927	4,927	4,927	3.15
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	8/25/2028	—	—	—	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	1,995	1,995	1,995	1.27
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.90%	11/1/2028	1,477	1,456	1,477	0.94
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.90%	11/1/2028	751	744	751	0.48
RSC Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	11/1/2029	122	122	122	0.08
RSC Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	11/1/2029	295	293	294	0.19
USI, Inc.		First Lien Debt	S +	2.25%	6.55%	11/21/2029	985	989	975	0.62
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.30%	4/3/2030	5,478	5,366	5,423	3.46
								26,693	26,789	17.12
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	2,011	1,991	1,984	1.27
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(3)	(9)	(0.01)
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(3)	(4)	—
Asurion, LLC	(7)	First Lien Debt	S +	3.25%	7.69%	7/31/2027	985	975	976	0.62
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.92%	3/9/2028	3,880	3,833	3,857	2.46
GI DI Cornfield Acquisition, LLC	(5) (13)	First Lien Debt	S +	4.50%	8.92%	3/9/2028	—	(12)	(12)	(0.01)

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Ridge Trail US Bidco, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	3,915	$3,867	$3,870	2.47%
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	—	(8)	(14)	(0.01)
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.50%	8.80%	3/31/2031	106	101	102	0.07
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	3,382	3,349	3,349	2.14
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	47	41	41	0.03
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	—	(4)	(4)	—
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	3,630	3,596	3,629	2.32
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	188	183	188	0.12
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	—	(4)	—	—
								17,902	17,953	11.47
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	4,825	4,780	4,825	3.08
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	—	—	—
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	—	—	—
Parexel International Corporation	(8)	First Lien Debt	S +	2.50%	6.83%	11/15/2028	947	948	944	0.60
								5,728	5,769	3.69
Machinery
TK Elevator US Newco, Inc.	(8)	First Lien Debt	S +	3.50%	7.74%	4/30/2030	988	991	984	0.63
								991	984	0.63
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	3,253	3,206	3,253	2.08
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	727	717	727	0.46
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	106	98	106	0.07
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	4,072	4,035	4,072	2.60
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	357	350	357	0.23
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	—	(4)	—	—
								8,402	8,515	5.44
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	1,565	1,550	1,558	1.00
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	42	41	41	0.03
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(2)	(1)	—
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	1,629	1,614	1,629	1.04
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	791	775	791	0.51
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	180	174	180	0.12
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	6,188	6,156	6,188	3.95
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	745	743	745	0.48
Bullhorn, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	—	(2)	—	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	575	$569	$569	0.36%
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	48	46	45	0.03
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.07%	11/18/2031	33	32	32	0.02
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.04%	7/22/2031	4,646	4,625	4,646	2.97
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.04%	7/22/2031	—	(3)	—	—
Corporation Service Company	(8)	First Lien Debt	S +	2.00%	6.33%	11/2/2029	867	871	862	0.55
Crisis Prevention Institute, Inc.	(8) (9)	First Lien Debt	S +	4.00%	8.30%	4/9/2031	998	993	997	0.64
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.29%	9/22/2028	898	890	893	0.57
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	9/22/2028	—	(1)	(1)	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	442	437	440	0.28
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	—	(2)	(2)	—
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.06%	11/21/2031	26	25	26	0.02
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	5/6/2031	4,224	4,187	4,222	2.70
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.58%	5/6/2031	115	113	115	0.07
Verdantas, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.58%	5/6/2030	—	(4)	—	—
								23,827	23,975	15.32
Real Estate Management & Development
Associations, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	11.07%	7/3/2028	869	869	869	0.56
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	11.07%	7/3/2028	17	17	17	0.01
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	11.07%	7/3/2028	40	40	40	0.03
Inhabitiq, Inc.	(5) (7)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	689	686	686	0.44
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	—	—	—
Inhabitiq, Inc..	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(1)	(1)	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	6,620	6,595	6,581	4.20
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	12	11	11	0.01
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	28	26	25	0.02
								8,243	8,228	5.26
Software
Artifact Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.80%	7/28/2031	2,113	2,094	2,113	1.35
Artifact Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.80%	7/28/2031	—	(2)	—	—
Artifact Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.80%	7/26/2030	—	(3)	—	—
AuditBoard, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	3,000	2,972	3,000	1.92
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(6)	—	—
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(5)	—	—
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	9.58%	1/2/2031	1,217	1,206	1,206	0.77
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.58%	1/2/2031	253	249	249	0.16
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.58%	1/2/2031	—	(1)	(1)	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Central Parent, Inc.		First Lien Debt	S +	3.25%	7.55%	7/6/2029	995	$998	$851	0.54%
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	8/2/2030	5,628	5,590	5,610	3.58
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	8/2/2030	—	(5)	(2)	—
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	8/2/2030	—	(4)	(2)	—
Espresso Bidco, Inc.	(5) (6)	First Lien Debt	S +	5.25%	9.55%	3/25/2032	2,143	2,111	2,111	1.35
Espresso Bidco, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	3/25/2032	—	(4)	(4)	—
Espresso Bidco, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	3/25/2032	—	(4)	(4)	—
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	7/2/2031	6,833	6,801	6,833	4.37
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	7/2/2031	42	42	42	0.03
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	7/2/2031	—	—	—	—
Formstack Acquisition Co	(5) (6) (9)	First Lien Debt	S +	5.25%	9.55%	3/28/2030	1,864	1,840	1,829	1.17
Formstack Acquisition Co	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	3/28/2030	185	180	171	0.11
Formstack Acquisition Co	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	3/28/2030	60	55	53	0.03
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	1/17/2031	2,362	2,342	2,362	1.51
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	1/17/2031	1,802	1,791	1,802	1.15
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.04%	1/17/2031	—	(3)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	6,510	6,480	6,510	4.16
GS AcquisitionCo, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	4	4	4	—
GS AcquisitionCo, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	5/22/2028	—	(2)	—	—
Hootsuite, Inc.	(5) (9) (10)	First Lien Debt	S +	5.50%	9.80%	5/22/2030	2,680	2,644	2,673	1.71
Hootsuite, Inc.	(5) (10) (13)	First Lien Debt	S +	5.50%	9.80%	5/22/2030	—	(4)	(1)	—
Icefall Parent, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	10.79%	1/25/2030	2,739	2,692	2,724	1.74
Icefall Parent, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	10.79%	1/25/2030	—	(4)	(2)	—
LogRhythm, Inc.	(5) (6) (9)	First Lien Debt	S +	7.50%	11.81%	7/2/2029	1,364	1,328	1,333	0.85
LogRhythm, Inc.	(5) (6) (13)	First Lien Debt	S +	7.50%	11.81%	7/2/2029	—	(4)	(3)	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.75%	10.05%	9/10/2030	4,138	4,080	4,138	2.64
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.75%	10.05%	9/10/2030	—	(12)	—	—
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.80%	1/27/2032	630	623	623	0.40
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.80%	1/27/2032	—	(1)	(1)	—
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.80%	1/27/2032	—	(1)	(1)	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	3,274	3,227	3,227	2.06
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(9)	(9)	(0.01)
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(8)	(8)	(0.01)
								49,267	49,426	31.58

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.81%	4/23/2031	990	$991	$982	0.63%
								991	982	0.63
Total Debt Investments - non-controlled/non-affiliated								$264,439	$265,245	169.47%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (6) (14)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	1,361	$1,361	$1,361	0.87%
KWOR Acquisition, Inc.	(5) (6) (14)	Other Debt	S +	8.00% PIK	12.31%	2/28/2030	454	454	454	0.29
KWOR Acquisition, Inc.	(5) (6) (13) (14)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	8	—	8	0.01
KWOR Acquisition, Inc.	(5) (6) (13) (14)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.56%	2/28/2030	11	—	11	0.01
Total Debt Investments - non-controlled/affiliated								1,815	1,834	1.17%
Total Debt Investments								$266,254	$267,079	170.64% %

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity			2/3/2025	50,000	$48	$48	0.03%
							48	48	0.03
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (11)	Preferred Equity		12.50% PIK	9/5/2024	15	147	149	0.10
							147	149	0.10
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity			10/15/2024	1,500	150	150	0.10
							150	150	0.10
Professional Services
Verdantas, LLC	(5) (11) (12)	Common Equity			5/3/2024	796	1	1	—
Verdantas, LLC	(5) (11)	Preferred Equity		10.00%	5/3/2024	78,804	86	88	0.06
							87	89	0.06
Total Equity Investments - non-controlled/non-affiliated							$432	$436	0.28%
Professional Services
KWOR Intermediate I, Inc.	(5) (11) (12) (14)	Common Equity			2/28/2025	283	$109	$109	0.07%
KWOR Intermediate I, Inc.	(5) (11) (14)	Preferred Equity	S +	8.00% PIK	2/28/2025	302,502	302	302	0.19
							411	411	0.26
Total Equity Investments - non-controlled/affiliated							411	411	0.26%
Total Equity Investments							843	847	0.54%
Total Portfolio Investments							$267,097	$267,926	171.18%
Cash and Cash Equivalents
J.P. Morgan US Government Money Market Fund							12,005	12,005	7.67
Cash							2,798	2,798	1.79
Total Cash and Cash Equivalents							$14,803	$14,803	9.46%
Total Portfolio Investments, Cash and Cash Equivalents							$281,900	$282,729	180.64%

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2025 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025. As of March 31, 2025, the reference rates for our variable rate loans were the C at 2.77%, 1-month E at 2.36%, 1-month S at 4.32%, 3-month S at 4.29%, 6-month S at 4.19%, SA at 4.46% and the P at 7.50%.

(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").
(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company’s Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the “Board of Directors” or “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)	Assets or a portion thereof are pledged as collateral for the Citibank Funding Facility. See Note 6 "Debt".
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 4.22% of total assets as calculated in accordance with regulatory requirements.

(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $847 or 0.54% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12)	Non-income producing security.
(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2025.

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	$51	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	424	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	219	(1)
Accordion Partners, LLC	Revolver	11/17/2031	174	(1)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	625	(9)
Any Hour, LLC	Revolver	5/23/2030	159	(2)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	703	(9)
Apollo Acquisition, Inc.	Revolver	12/30/2030	281	(4)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	56	—
Aptean, Inc.	Delayed Draw Term Loan	7/24/2025	891	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	792	(2)

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Revolver	1/30/2031	$253	$(1)
Arcoro Holdings Corp.	Revolver	3/28/2030	261	(8)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	517	—
Artifact Bidco, Inc.	Revolver	7/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	2,015	—
Ascend Partner Services, LLC	Revolver	8/11/2031	382	—
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	51	—
Associations, Inc.	Revolver	7/3/2028	14	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	1,429	—
AuditBoard, Inc.	Revolver	7/14/2031	571	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	1/2/2027	399	(3)
Banyan Software Holdings, LLC	Revolver	1/2/2031	130	(1)
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	72	—
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	48	—
Bullhorn, Inc.	Revolver	10/1/2029	336	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	152	—
COP Collisionright Parent, LLC	Revolver	1/29/2030	162	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	226	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	244	(2)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	100	(1)
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	1,333	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	368	—
Consor Intermediate II, LLC	Revolver	5/12/2031	122	—
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	661	(3)
DA Blocker Corp.	Revolver	2/13/2032	154	(2)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	824	(2)
Diligent Corporation	Revolver	8/2/2030	549	(2)
Drivecentric Holdings, LLC	Revolver	8/15/2031	471	(2)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	784	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	423	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	160	—
Eclipse Buyer, Inc.	Revolver	9/8/2031	81	—
Espresso Bidco, Inc.	Delayed Draw Term Loan	3/25/2027	594	(5)
Espresso Bidco, Inc.	Revolver	3/25/2032	264	(4)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	92	—
Essential Services Holding Corporation	Revolver	6/17/2030	48	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	65	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Everbridge Holdings, LLC	Revolver	7/2/2031	$43	$—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	1/31/2027	333	(1)
Firebird Acquisition Corp, Inc.	Revolver	2/2/2032	100	(1)
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	561	(11)
Formstack Acquisition Co	Revolver	3/28/2030	315	(6)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	2,000	(5)
Foundation Risk Partners Corp.	Revolver	10/29/2029	134	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	2,000	(12)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	13	—
GS AcquisitionCo, Inc.	Revolver	5/22/2028	487	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	559	—
Granicus, Inc.	Revolver	1/17/2031	329	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	98	—
GraphPad Software, LLC	Revolver	6/30/2031	41	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	74	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	60	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	397	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	531	—
Hootsuite, Inc.	Revolver	5/22/2030	300	(1)
Hyland Software, Inc.	Revolver	9/19/2029	181	—
IG Investment Holdings, LLC	Revolver	9/22/2028	101	(1)
Icefall Parent, Inc.	Revolver	1/25/2030	261	(1)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	458	(1)
Imagine 360, LLC	Revolver	10/2/2028	284	(1)
Inhabitiq, Inc.	Delayed Draw Term Loan	1/11/2027	191	—
Inhabitiq, Inc.	Revolver	1/12/2032	120	(1)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	675	(3)
Invictus Buyer, LLC	Revolver	6/3/2031	250	(1)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	307	—
KWOR Acquisition, Inc.	Revolver	2/28/2030	225	—
LogRhythm, Inc.	Revolver	7/2/2029	136	(3)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	551	—
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	261	—
MRI Software, LLC	Delayed Draw Term Loan	9/4/2026	26	—
MRI Software, LLC	Revolver	2/10/2027	478	(3)
Mantech International CP	Delayed Draw Term Loan	6/14/2025	406	—
Mantech International CP	Revolver	9/14/2028	318	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	$98	$—
Model N, Inc.	Revolver	6/27/2031	52	—
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	132	(1)
NSI Holdings, Inc.	Revolver	11/15/2031	132	(1)
Nasuni Corporation	Revolver	9/10/2030	862	—
Onit, Inc.	Delayed Draw Term Loan	1/27/2027	278	(1)
Onit, Inc.	Revolver	1/27/2032	93	(1)
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	307	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	263	—
PMA Parent Holdings, LLC	Revolver	1/31/2031	148	(1)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	72	—
Project Potter Buyer, LLC	Revolver	4/23/2026	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	419	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	213	—
RFS Opco, LLC	Revolver	4/4/2029	500	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	1,181	(14)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	287	(3)
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	1,386	(8)
Routeware, Inc.	Revolver	9/18/2031	341	(2)
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	569	(2)
SV Newco 2, Inc.	Revolver	6/2/2031	563	(2)
Saturn Borrower, Inc.	Delayed Draw Term Loan	1/24/2027	1,190	(8)
Saturn Borrower, Inc.	Revolver	11/10/2028	536	(8)
Sonny's Enterprises, LLC	Revolver	8/5/2027	243	(12)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(3)
Spark Buyer, LLC	Revolver	10/15/2031	156	(1)
Superman Holdings, LLC	Delayed Draw Term Loan	8/28/2026	314	—
Superman Holdings, LLC	Revolver	8/29/2031	387	—
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	1/31/2027	1,129	(6)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	2/2/2032	441	(4)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	362	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	390	—
Transit Technologies, LLC	Revolver	8/20/2030	341	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	442	(2)
UHY Advisors, Inc.	Revolver	11/21/2031	91	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	1/30/2027	787	(4)
Vamos Bidco, Inc.	Revolver	1/30/2032	236	(2)

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
March 31, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	$1,235	$(6)
Vehlo Purchaser, LLC	Revolver	5/24/2028	12	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	410	(3)
Verdantas, LLC	Revolver	5/6/2030	292	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	1,000	—
Vessco Midco Holdings, LLC	Revolver	7/24/2031	452	—
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	678	—
Victors Purchaser, LLC	Revolver	8/15/2031	495	—
iCIMS, Inc.	Revolver	8/18/2028	436	—
Total First Lien Debt Unfunded Commitments			$54,132	$(214)
Total Unfunded Commitments			$54,132	$(214)

(14) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended March 31, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)	$—	$2,226	$—	$19	$—	$2,245	$18
Total	$—	$2,226	$—	$19	$—	$2,245	$18
(1) Inclusive of positions titled KWOR Intermediate I, Inc.
(2) Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(3) Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

LGAM Private Credit LLC
Notes to the Consolidated Financial Statements (Unaudited)
March 31, 2025
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
(2)SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company's functional currency is U.S. Dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2025.
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: 1585 Koala Holdings LLC (“1585 Koala Holdings”), LGAM Equity Holdings LLC (“Equity Holdings”), LGAM CA SPV LLC (“CA SPV”) and LGAM Financing SPV LLC (“LGAM SPV LLC” and together with 1585 Koala Holdings, Equity

Holdings and CA SPV, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
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
Non-Accrual Investments
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual investments are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
As of March 31, 2025, the Company had no investments on non-accrual status. As of December 31, 2024, the Company had certain investments in one portfolio company that was on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2024 was $2,981.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2025 and March 31, 2024, the Company accrued $0 and $0 of U.S. federal excise tax respectively.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.
Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
Recent Accounting Pronouncements
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
(3)SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
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
The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately borne by the unitholders.
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
For the three months ended March 31, 2025 and March 31, 2024, base management fees were $373 and $227, respectively, and the Investment Adviser irrevocably agreed to waive $0 and $227, respectively. As of March 31, 2025 and December 31, 2024, $373 and $333, respectively, was payable to the Investment Adviser relating to base management fees.
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
For the three months ended March 31, 2025 and March 31, 2024 there were $414 and $284, respectively, of income based incentive fees accrued, and the Investment Adviser irrevocably agreed to waive $0 and $284, respectively. As of March 31, 2025 and December 31, 2024, $414 and $429, respectively, was payable to the Investment Adviser relating to income based incentive fees.
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
For the three months ended March 31, 2025 and March 31, 2024, capital gains incentive fees accrued to the Investment Adviser were $(92) and $3, respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of March 31, 2025 and December 31, 2024, $11 and $103, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $50 and $15, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $13 and $4, respectively, was payable for administrative service fees which was included in payable to affiliates on the Consolidated Statements of Financial Condition.
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
For the three months ended March 31, 2025 and March 31, 2024 there were $0 and $222, respectively, of Expense Payments under the Expense Support Agreement, which were recorded under Expense support on the Consolidated Statements of Operations.
(4) INVESTMENTS
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether the investments are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled, affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedules of Investments.
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$263,792	$264,619	98.8%	$240,020	$240,817	99.6%
Second Lien Debt	1,361	1,361	0.5	—	—	—
Other Debt Investments	1,101	1,099	0.4	626	630	0.3
Equity	843	847	0.3	382	393	0.1
Total	$267,097	$267,926	100.0%	$241,028	$241,840	100.0%
The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Aerospace & Defense	1.0%	1.1%
Automobile Components	1.4	1.5
Automobiles	2.1	2.2
Beverages	1.1	0.4
Biotechnology	2.1	2.3
Building Products	1.8	2.0
Chemicals	1.6	1.8
Commercial Services & Supplies	7.8	7.5
Construction & Engineering	2.7	1.8
Consumer Staples Distribution & Retail	1.3	1.4
Distributors	1.2	3.7
Diversified Consumer Services	5.6	5.3
Electrical Equipment	0.3	0.4
Electronic Equipment, Instruments & Components	0.3	0.3
Financial Services	2.4	2.4
Ground Transportation	1.2	0.6
Health Care Equipment & Supplies	1.6	0.9
Health Care Providers & Services	7.8	8.7
Health Care Technology	1.8	2.0
Industrial Conglomerates	0.9	0.9
Insurance Services	10.0	9.8

IT Services	6.7	5.8
Life Sciences Tools & Services	2.2	2.4
Machinery	0.4	0.4
Multi-Utilities	3.2	3.5
Professional Services	9.8	9.9
Real Estate Management & Development	3.1	3.1
Software	18.2	17.4
Specialty Retail	0.4	0.5
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$261,137	$261,914	97.8%	$236,922	$237,707	98.3%
Canada	5,960	6,012	2.2	4,106	4,133	1.7
Total	$267,097	$267,926	100.0%	$241,028	$241,840	100.0%
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
The three-level hierarchy for fair value measurements is defined as follows:
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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain of the investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
The valuation of investments which are illiquid or for which the pricing source, agent, service, and/or broker (as applicable) does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Valuation Designee or the

Board, does not represent fair value, will each be valued as determined in good faith by the Valuation Designee, based on, among other things, the input of the Valuation Firms (as defined below).
As part of the valuation process, the Valuation Designee, takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms (“Valuation Firms”). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses.
Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:
•With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
•With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide a preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
•The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;
•The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;
•Each quarter, the Audit Committee reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•The Board and Audit Committee each oversee the Valuation Designee and the valuation process.
Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.
The following tables present the fair value hierarchy of investments:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$16,459	$248,160	$264,619	$—	$11,493	$229,324	$240,817
Second Lien Debt	—	—	1,361	1,361	—	—	—	—
Other Debt Investments	—	—	1,099	1,099	—	—	630	630
Equity	—	—	847	847	—	—	393	393
Total Investments	$—	$16,459	$251,467	$267,926	$—	$11,493	$230,347	$241,840
Cash equivalents	$12,005	$—	$—	$12,005	$5,289	$—	$—	$5,289

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$229,324	$—	$630	$393	$230,347
Purchases of investments(1)	34,320	1,361	454	459	36,594
Proceeds from principal repayments and sales of investments(2)	(10,062)	—	—	—	(10,062)
Accretion of discount/amortization of premium	141	—	—	—	141
Payment-in-kind	24	—	21	2	47
Net change in unrealized appreciation (depreciation)	419	—	(6)	(7)	406
Net realized gains (losses)	(755)	—	—	—	(755)
Transfers into/out of Level 3(3)	(5,251)				(5,251)
Fair value, end of period	$248,160	$1,361	$1,099	$847	$251,467

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$455	$—	$(6)	$(7)	$442
(1) Purchases may include investments received in corporate action and restructurings.
(2) Sales may include investments received in corporate action and restructurings.
(3) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	First Lien Debt	Total Investments
Fair value, beginning of period	$84,758	$84,758
Purchases of investments(1)	25,016	25,016
Proceeds from principal repayments and sales of investments(2)	(1,026)	(1,026)
Accretion of discount/amortization of premium	55	55
Payment-in-kind	19	19
Net change in unrealized appreciation (depreciation)	36	36
Net realized gains (losses)	3	3
Transfers into/out of Level 3(3)	(3,878)	(3,878)
Fair value, end of period	$104,983	$104,983

Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2024	$36	$36
(1) Purchases may include investments received in corporate action and restructurings.
(2) Sales may include investments received in corporate action and restructurings.
(3) Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
Asset Category	Fair Value	Valuation Technique (2)	Unobservable Input	Range (1)		Weighted Average(3)
				Low	High
Investments in first lien debt	$248,141	Yield Analysis	Discount Rate	5.85%	11.98%	9.31%
	19	Market Approach	EBITDA Multiple			8.25x
Investments in second lien debt	1,361	Market Approach	EBITDA Multiple			8.25x
Other Debt	645	Yield Analysis	Discount Rate			14.20%
	454	Market Approach	EBITDA Multiple			8.25x
Preferred Equity	149	Income Approach	Discount Rate			13.02%
	391	Market Approach	EBITDA Multiple	8.25x	14.5x	9.66x
Common Equity	307	Market Approach	EBITDA Multiple	8.25x	17.5x	11.87x
Total Investments	$251,467
(1) For an asset category that contains a single investment, the range is not included.
(2) During the three months ended March 31, 2025, one preferred equity position with a fair value of $88 transitioned from an yield analysis approach to a market approach valuation technique.
(3) Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (1)		Weighted Average(3)
				Low	High
First Lien Debt	$229,324	Yield Analysis	Discount Rate	7.92%	14.84%	9.48%
Other Debt	630	Yield Analysis	Discount Rate			9.42%
Preferred Equity	242	Income Approach	Discount Rate	14.80%	17.50%	16.44%
Common Equity	151	Market Approach	EBITDA Multiple	13.02x	14.8x	13.0x
Total Investments	$230,347
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

	March 31, 2025			December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Citibank Funding Facility	3	$126,600	$126,600	$105,600	$105,600
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT

The Company’s outstanding debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$250,000	$126,600	$123,400	$250,000	$105,600	$144,400
The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Weighted average interest rate(1)	6.63%	8.17%
Weighted average effective interest rate (2)	7.13%	9.35%
Weighted average debt outstanding	$117,978	$24,908
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

The obligations of LGAM SPV LLC under the Citibank Funding Facility are secured by all of the assets held by LGAM SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to LGAM SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of December 4, 2023 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and LGAM SPV LLC, entered into in connection with the Citibank Funding Facility. Under the Agreements, the Company and LGAM SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary affirmative and negative covenants and events of default for revolving funding facilities of this nature. As of March 31, 2025, the Company was in compliance with all covenants and other requirements of the Citibank Funding Facility.
The summary information of the Citibank Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowing interest expense	$1,955	$514
Facility unused commitment fees	193	221
Amortization of deferred financing costs	149	74
Total	$2,297	$809
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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had $54,132 and $48,673, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8)MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2025	December 31, 2024
Net distributable earnings (losses), beginning of period	$1,622	$192
Net investment income (loss)	2,988	11,640
Net realized gain (loss)	(755)	13
Net unrealized appreciation (depreciation)	16	679
Dividends declared	(3,512)	(10,962)
Tax reclassification of unitholders' equity	—	60
Net distributable earnings (losses), end of period	$359	$1,622
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2025 and March 31, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
Total	674,215	$13,652

For the Three Months Ended March 31, 2024
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
Total	621,179	$12,469

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2025 and March 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
Total Distributions			$0.4685

For the Three Months Ended March 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
Total Distributions			$0.4559
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

The Company did not issue any Units pursuant to the DRIP plan for the three months ended March 31, 2025 and March 31, 2024.
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
For the three months ended March 31, 2025 and March 31, 2024, no Units were repurchased.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Numerator-net increase (decrease) in Members' Capital from operations	$2,249	$2,506
Denominator-weighted average Units outstanding	7,495,293	4,659,472
Basic and diluted earnings (loss) per Unit	$0.30	$0.54

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$20.29	$20.04
Net investment income (loss)	0.40	0.53
Net unrealized and realized gain (loss)(2)	(0.09)	0.02
Net increase (decrease) in net assets resulting from operations	0.31	0.55
Dividends declared	(0.47)	(0.46)
Total increase (decrease) in net assets	(0.16)	0.09
Net asset value, end of period	$20.13	$20.13
Units outstanding, end of period	7,776,075	4,872,429
Weighted average Units outstanding	7,495,293	4,659,472
Total return based on net assets (3)	1.53%	2.74%
Ratio/Supplemental Data:
Members' capital, end of period	$156,517	$98,060
Ratio of expenses before waivers to average members' capital(4)	8.58%	5.89%
Ratio of net expenses to average members' capital(4)	8.58%	3.68%
Ratio of net investment income to average members' capital(4)	8.62%	10.65%
Asset coverage ratio(5)	224.00%	432.00%
Portfolio turnover rate	3.01%	2.78%
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

(11)        SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.
April Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 156,200 Units for an aggregate offering price of $3.1 million effective April 1, 2025.
On April 25, 2025, the Board of Directors of the Company declared a distribution to unitholders of record in the amount of $0.1510 per unit and payable on May 5, 2025 as of April 30, 2025.
May Issuances
Pursuant to the Company’s continuous private offering, the Company held a closing relating to the sale of the Company’s Units for an aggregate offering price of $2.1 million effective May 1, 2025.

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
•actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”) and its affiliates;
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
•our ability to qualify and maintain our qualification as a business development company (“BDC”), and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Part 1, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For purposes of this Report, “middle-market” companies” refers to companies that, in general, generate annual earnings before interest, tax, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.
We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and, second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as the Secured Overnight Financing Rate, or SOFR). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time
We generate revenues primarily in the form of interest income from investments we hold. In addition, we generate income from dividends or distributions of income on any direct equity investments, capital gains on the sale of loans and equity investments and various other loan origination and other fees, including commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Pursuant to exemptive relief granted by the SEC to us and our Adviser (as amended, the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the Order), including any proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our unitholders and do not involve overreaching in respect of us or our unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our unitholders and is consistent with our investment objective and strategies.
We have applied for a new exemptive relief order which, if granted, would supersede the Order with respect to negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Funds (each as defined in the application). There can be no assurance that we will obtain such new exemptive relief from the SEC.
KEY COMPONENTS OF OUR RESULTS OF OPERATIONS
Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenue

We generate revenue primarily in the form of interest and fee income on debt investments we hold. In addition, we generate income from dividends or distributions of income on direct equity investments, capital gains on the sales of loans and equity securities and various loan origination and other fees. Our debt investments generally have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark such as SOFR. Interest on these debt investments is generally payable quarterly. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring, syndication or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:
•our initial organizational costs and operating costs incurred prior to the filing of our election to be regulated as a BDC;
•the costs associated with any offerings of our securities;
•calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•out-of-pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including any investments that are not ultimately made (including, without limitation, any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•the base management fee and any incentive fees payable under the Investment Advisory Agreement;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
•the allocated costs incurred by the Investment Adviser or Administrator in providing managerial assistance to those portfolio companies that request it;
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
•distribution payment agent, transfer agent and custodial fees, and expenses;
•costs of derivatives and hedging;
•federal, state and local registration fees;
•any fees payable to rating agencies;
•U.S. federal, state and local taxes;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•Independent Director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of compliance with the 1940 Act, the Sarbanes-Oxley Act and applicable federal and state securities laws, and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our unitholders (including printing and mailing costs), the costs of any unitholders’ meetings and the cost and expenses of preparation of the foregoing and related matters;

•the costs of specialty and custom software expenses for monitoring risk, compliance and overall investments;
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
PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$263,792	$264,619	98.8%	$240,020	$240,817	99.6%
Second Lien Debt	1,361	1,361	0.5	—	—	—
Other Debt Investments	1,101	1,099	0.4	626	630	0.3
Equity	843	847	0.3	382	393	0.1
Total	$267,097	$267,926	100.0%	$241,028	$241,840	100.0%
Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	March 31, 2025	December 31, 2024
Number of portfolio companies	98	89
Number of new investment commitments in portfolio companies	10	54
Number of portfolio companies exited or fully repaid	1	7
Percentage of performing debt bearing a floating rate, at fair value	99.8%	99.7%
Percentage of performing debt bearing a fixed rate, at fair value	0.2%	0.3%
Weighted average yield on debt and income producing investments, at cost(3)	9.7%	9.8%
Weighted average yield on debt and income producing investments, at fair value(3)	9.6%	9.7%
Weighted average 12-month EBITDA	$169.7	$181.9
Median 12-month EBITDA	$117.5	$131.7
Weighted average net leverage through tranche(4)	6.1x	6.1x
Weighted average interest coverage(5)	1.8x	1.7x
Weighted average loan to value(6)	39.9%	39.1%
Percentage of debt investments with one or more financial covenants	55.5%	56.3%
Percentage of our debt investments that are sponsor backed	98.3%	99.6%
Percentage of loans and other debt in support of LBOs and acquisitions	66.2%	63.5%
Percentage of our debt portfolio subject to business cycle volatility	4.6%	5.2%
Average position size of our investments (in millions)	$2.7	$2.7
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
New investments committed
Gross Principal Balance(1)	$39,243	$33,912
Net new investments committed	$39,243	$33,912
Investments, at cost
Investments, beginning of period	$241,028	$99,614
New investments purchased	34,513	26,102
Net accretion of discount on investments	148	55
Payment-in-kind	47	19
Net realized gain (loss) on investments	(755)	3
Investments sold or repaid	(7,884)	(3,154)
Investments, end of period	$267,097	$122,639
Amount of investments funded, at principal
First lien debt investments	$34,723	$26,474
Other debt investments	50	—
Total	$34,773	$26,474
Amount of investments sold/fully repaid, at principal
First lien debt investments	$5,857	$1,995
Total	$5,857	$1,995
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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	267,817	100.0	239,651	99.1
Risk rating 3	—	—	—	—
Risk rating 4	109	0.0	2,189	0.9
	$267,926	100.0%	$241,840	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$267,097	100.0%	$238,047	98.8%
Non-accrual	—	—	2,981	1.2
Total	$267,097	100.0%	$241,028	100.0%
Investments are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is reversed when an investment is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the investment is placed on non-accrual status. We may determine to not place an investment on non-accrual status if the investment has sufficient collateral value and is in the process of collection.
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Total investment income	$6,448	$3,353
Less: Net expenses	3,460	869
Net investment income (loss)	2,988	2,484
Net realized gain (loss)	(755)	3
Net change in unrealized appreciation (depreciation)	16	19
Net increase (decrease) in net assets resulting from operations	$2,249	$2,506
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
Interest income	$6,262	$3,202
Payment-in-kind income	59	63
Dividend income	3	—
Other income	124	88
Total investment income	$6,448	$3,353
In the table above, total investment income increased from $3,353 for the three months ended March 31, 2024 to $6,448 for the three months ended March 31, 2025. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $122,639 as of March 31, 2024 to $267,097 as of March 31, 2025. This was partially offset by a decrease in our weighted average yield at cost to 9.7% at March 31, 2025 from 11.4% at March 31, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.

Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Expenses:
Interest and other financing expenses	$2,297	$809
Management fees	373	227
Income based incentive fees	414	284
Capital gains incentive fees	(92)	3
Professional fees	329	201
Organization costs	—	9
Directors' fees	26	43
Administrative service fees	50	15
General and other expenses	63	11
Total expenses	$3,460	$1,602
Expense support	—	(222)
Management fees waiver	—	(227)
Income based incentive fees waiver	—	(284)
Net expenses	$3,460	$869
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees and deferred financing costs, were $2,297 and $809 for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase was primarily due to higher average borrowings outstanding during the three months ended March 31, 2025. For the three months ended March 31, 2025 and March 31, 2024, average borrowings outstanding were $117,978 and $24,908, respectively.
Management Fees
Base management fees, net of waiver, were $373 and $0 for the three months ended March 31, 2025 and March 31, 2024, respectively.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $414 and $0 for the three months ended March 31, 2025 and March 31, 2024, respectively. Capital gains incentive fees for the three months ended March 31, 2025 and March 31, 2024 were $(92) and $3, respectively.
Professional Fees, Administrative Service Fee and Other Expenses
Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Administrative service fee represents fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs.
Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net realized and unrealized gains (losses):
Net realized gain (loss):
Net realized gain (loss) on investments	$(755)	$3
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	14	19
Translation of assets and liabilities in foreign currencies	2	—
Net unrealized appreciation (depreciation)	16	19
Net realized and unrealized gain (loss)	$(739)	$22

For the three months ended March 31, 2025, net realized losses on our investments was $755, which was primarily due to the restructuring of one portfolio company.
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
As of March 31, 2025, we had approximately $14.8 million of cash and cash equivalents, which taken together with our approximately $123.4 million of availability under the Citibank Funding Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $54.1 million.
Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received from the closings of our continuous private offering that occurred for the three months ended March 31, 2025 and March 31, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
Total	674,215	$13,652

For the Three Months Ended March 31, 2024
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
Total	621,179	$12,469
Distributions
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2025 and March 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
Total Distributions			$0.4685

For the Three Months Ended March 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
Total Distributions			$0.4559

Distribution Reinvestment
We have adopted an “opt in” dividend reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions automatically reinvested in additional Units. For the three months ended March 31, 2025 and March 31, 2024, we did not issue any Units pursuant to our DRIP. For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.
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
For the three months ended March 31, 2025 and March 31, 2024, no units were repurchased.
For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.
Debt
Our outstanding debt obligations were as follows:

	March 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$250,000	$126,600	$123,400	$250,000	$105,600	$144,400
For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.
RECENT DEVELOPMENTS
April Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 156,200 Units for an aggregate offering price of $3.1 million effective April 1, 2025.
On April 25, 2025, our Board declared a distribution to unitholders of record in the amount of $0.1510 per unit and payable on May 5, 2025 as of April 30, 2025.
May Issuances
Pursuant to our continuous private offering, we held a closing relating to the sale of our Units for an aggregate offering price of $2.1 million effective May 1, 2025.
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
We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 “Fair Value Measurements” included in the notes to the consolidated financial statements included in this Report.
RELATED PARTY TRANSACTIONS
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):
•the Investment Advisory Agreement;
•the Administration Agreement; and
•the Expense Support Agreement.
For further details, see Note 3. “Related Party Transactions” to our consolidated financial statements included in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk, market risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenants. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, our Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Market Risk
The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.
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
As of March 31, 2025, approximately 99.8% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$8,046	$(3,798)	$4,248
Up 200 basis points	$5,364	$(2,532)	$2,832
Up 100 basis points	$2,682	$(1,266)	$1,416
Up 25 basis points	$670	$(317)	$353
Down 25 basis points	$(670)	$317	$(353)
Down 100 basis points	$(2,682)	$1,266	$(1,416)
Down 200 basis points	$(5,364)	$2,532	$(2,832)
Down 300 basis points	$(8,046)	$3,798	$(4,248)
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
The Company, the Adviser and the Administrator may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Each of the Company, the Adviser, and the Administrator is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.
Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors set forth below and the risk factors previously disclosed under Item 1A of the Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. The risks disclosed below and in the Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on January 29, 2025, February 27, 2025 and March 27, 2025 for the issuance of our Units for the three months ended March 31, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LGAM Private Credit LLC
Dated: May 13, 2025	By:	/s/ Jeffrey S. Levin
Jeffrey S. Levin Director and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)