Form 10-Q
period 2025-06-30
LGAM Private Credit LLC
filed 2025-08-12
CIK 1983514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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

The number of the registrant’s Common Units outstanding at August 12, 2025 was 8,862,400.

LGAM Private Credit LLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025
SIGNATURES

LGAM Private Credit LLC
Consolidated Statements of Financial Condition
(In thousands, except unit and per unit amounts)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $291,123 and $241,028)	$291,794	$241,840
Non-controlled/affiliated investments, at fair value (amortized cost of $2,259 and $0)	2,277	—
Total investments, at fair value (amortized cost of $293,382 and $241,028)	294,071	241,840
Cash and cash equivalents	2,709	2,187
Investments in unaffiliated money market fund (cost of $6,731 and $5,289)	6,731	5,289
Deferred financing costs	2,439	2,693
Interest and dividend receivable from non-controlled/non-affiliated investments	1,586	1,631
Interest and dividend receivable from non-controlled/affiliated investments	22	—
Receivable for investments sold/repaid	18	32
Other assets	84	11
Total assets	307,660	253,683

Liabilities
Debt	140,600	105,600
Payable to affiliates (Note 3)	235	59
Dividends payable	1,152	1,111
Management fees payable	400	333
Capital gains based incentive fee payable	—	103
Interest payable	1,602	1,375
Income based incentive fees payable	463	429
Accrued expenses and other liabilities	313	545
Total liabilities	144,765	109,555

Commitments and contingencies (Note 7)

Members' Capital
Common Units, par value $0.001 per share (8,115,363 and 7,101,860 units issued and outstanding)	8	7
Paid-in capital in excess of par value	162,967	142,499
Distributable earnings (accumulated losses)	(80)	1,622
Total members' capital	$162,895	$144,128
Total liabilities and members' capital	$307,660	$253,683
Net asset value per unit	$20.07	$20.29

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Operations (Unaudited)
(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,688	$3,950	$12,938	$7,152
Payment-in-kind income	67	17	120	80
Dividend income	2	—	5	—
Other income	116	122	240	210
From non-controlled/affiliated investments:
Interest income	15	—	27	—
Payment-in-kind income	38	—	44	—
Other income	1		1
Total investment income	6,927	4,089	13,375	7,442
Expenses:
Interest and other financing expenses	2,448	1,076	4,745	1,886
Management fees	400	261	773	488
Income based incentive fees	463	333	877	617
Capital gains incentive fees	(11)	64	(103)	67
Professional fees	226	312	555	513
Organization and offering costs	—	9	—	17
Directors' fees	27	24	53	67
Administrative service fees	71	11	121	26
General and other expenses	48	4	111	16
Total expenses	3,672	2,094	7,132	3,697
Expense support (Note 3)	—	(75)	—	(297)
Management fees waiver (Note 3)	—	(261)	—	(488)
Income based incentive fees waiver (Note 3)	—	(333)	—	(617)
Net expenses	3,672	1,425	7,132	2,295
Net investment income (loss)	3,255	2,664	6,243	5,147
Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	—	—	(755)	3
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(137)	512	(142)	532
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(2)	—	17	—
Translation of assets and liabilities in foreign currencies	4	—	6	—
Net unrealized appreciation (depreciation)	(135)	512	(119)	532
Net realized and unrealized gain (loss)	(135)	512	(874)	535
Net increase (decrease) in members' capital resulting from operations	$3,120	$3,176	$5,369	$5,682
Net investment income (loss) per unit (basic and diluted):	$0.41	$0.50	$0.80	$1.03
Earnings (loss) per unit (basic and diluted):	$0.39	$0.60	$0.69	$1.14
Weighted average units outstanding	8,028,312	5,293,948	7,763,275	4,976,710
The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Changes in Members’ Capital (Unaudited)
(In thousands, except unit and per unit amount)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Members' capital at beginning of period:	$156,517	$98,060	$144,128	$85,211
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	3,255	2,664	6,243	5,147
Net realized gain (loss)	—	—	(755)	3
Net change in unrealized appreciation (depreciation)	(135)	512	(119)	532
Net increase (decrease) in members’ capital resulting from operations	3,120	3,176	5,369	5,682

Distributions to unitholders from:
Dividends declared	(3,559)	(2,878)	(7,071)	(5,004)
Total distributions to unitholders	(3,559)	(2,878)	(7,071)	(5,004)

Capital transactions:
Issuance of common Units	6,817	12,493	20,469	24,962
Net increase in members' capital resulting from capital transactions	6,817	12,493	20,469	24,962
Total increase (decrease) in members' capital	6,378	12,791	18,767	25,640
Members' capital at end of period	$162,895	$110,851	$162,895	$110,851
Dividends per unit	$0.44	$0.54	$0.91	$1.00

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$5,369	$5,682
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	125	(532)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(6)	—
Net realized (gain) loss on investments	755	(3)
Investments in unaffiliated money market fund, net	(1,442)	—
Net accretion of discount and amortization of premium on investments	(298)	(145)
Payment-in-kind interest and dividend capitalized	(148)	(59)
Amortization of deferred financing costs	300	164
Amortization of deferred offering costs	—	17
Purchases of investments and change in payable for investments purchased	(66,002)	(100,613)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	13,351	11,220
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	45	(440)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(22)	—
(Increase) decrease in other assets	(73)	766
(Decrease) increase in payable to affiliates	176	(278)
(Decrease) increase in management fees payable	67	—
(Decrease) increase in incentive fees payable	(68)	66
(Decrease) increase in interest payable	227	619
(Decrease) increase in accrued expenses and other liabilities	(233)	354
Net cash provided by (used in) operating activities	(47,877)	(83,182)
Cash flows from financing activities:
Borrowings on debt	48,000	55,400
Repayments on debt	(13,000)	(11,400)
Deferred financing costs paid	(46)	(137)
Dividends paid	(7,030)	(4,377)
Proceeds from issuance of Common units	20,469	24,962
Net Cash provided by (used in) financing activities	48,393	64,448
Net increase (decrease) in cash and cash equivalents	516	(18,734)
Effect of foreign exchange rate changes on cash	6	—
Cash and cash equivalents at beginning of period	2,187	24,832
Cash and cash equivalents at end of period	$2,709	$6,098

LGAM Private Credit LLC
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

Supplemental information and non-cash activities:
Excise tax paid	$27	$2
Interest expense paid	$4,217	$1,103
Accrued but unpaid dividends	$1,152	$1,265
Non-cash purchases of investments	$(2,226)	$—
Non-cash sales of investments	$2,226	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	9.28%	9/14/2029	2,650	$2,650	$2,650	1.63%
Mantech International CP	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	9/14/2029	—	—	—	—
Mantech International CP	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	9/14/2028	—	—	—	—
								2,650	2,650	1.63
Automobile Components
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	3,003	2,955	2,841	1.74
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	660	650	625	0.38
Sonny's Enterprises, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.95%	8/5/2028	294	287	262	0.16
								3,892	3,728	2.29
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.03%	1/29/2030	1,519	1,497	1,511	0.93
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.03%	1/29/2030	751	732	740	0.45
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.03%	1/29/2030	—	(3)	(1)	—
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.82%	8/15/2031	3,529	3,497	3,529	2.17
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.82%	8/15/2031	—	(4)	—	—
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.32%	5/24/2028	251	248	251	0.15
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.32%	5/24/2028	1,229	1,209	1,222	0.75
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.32%	5/24/2028	—	—	—	—
								7,176	7,252	4.45
Beverages
Triton Water Holdings, Inc.	(8)	First Lien Debt	S +	2.25%	6.55%	3/31/2028	982	976	986	0.61
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	1,890	1,872	1,885	1.16
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(4)	(2)	—
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	1/30/2032	—	(2)	(1)	—
								2,842	2,868	1.76
Biotechnology
GraphPad Software, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	5,488	5,464	5,488	3.37
GraphPad Software, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	11	10	11	0.01
GraphPad Software, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.04%	6/30/2031	—	—	—	—
								5,474	5,499	3.38
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.80%	4/23/2027	5,260	5,258	5,258	3.23
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.80%	4/23/2027	—	—	—	—
								5,258	5,258	3.23

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	3,420	$3,357	$3,229	1.98	~~%~~
Tank Holding Corp.	(7)	First Lien Debt	S +	6.00%	10.43%	3/31/2028	976	956	922	0.57
								4,313	4,151	2.55
Commercial Services & Supplies
Consor Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	589	585	589	0.36
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	—	(2)	—	—
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	5/12/2031	98	97	97	0.06
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	2,809	2,784	2,809	1.72
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—	(3)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/27/2031	—	(4)	—	—
EnergySolutions, LLC		First Lien Debt	S +	3.25%	7.58%	9/20/2030	827	827	832	0.51
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	571	568	565	0.35
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	20	19	16	0.01
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.37%	2/2/2032	—	—	(1)	—
Hercules Borrower, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.65%	12/15/2026	2,018	2,005	2,018	1.24
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.28%	6/30/2031	4,577	4,536	4,577	2.81
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	6/30/2031	16	15	16	0.01
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	6/28/2030	—	(1)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	1,755	1,755	1,755	1.08
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	5/26/2031	310	305	310	0.19
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	5/24/2030	30	28	30	0.02
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	2,737	2,710	2,710	1.66
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	—	(4)	(4)	—
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	5/24/2032	—	(4)	(4)	—
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.56%	9/18/2031	3,182	3,153	3,167	1.94
Routeware, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.56%	9/18/2031	91	84	84	0.05
Routeware, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.56%	9/18/2031	68	65	67	0.04
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.88%	8/20/2031	1,591	1,576	1,591	0.98
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.88%	8/20/2031	177	174	177	0.11
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.88%	8/20/2030	—	(3)	—	—
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	4.75%	9.06%	9/29/2031	2,261	2,242	2,261	1.39
Vensure Employer Services, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.06%	9/29/2031	—	(2)	—	—
								23,505	23,662	14.53

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	3,214	$3,186	$3,106	1.91%
Arcoro Holdings Corp.	(5) (6) (13)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	—	(4)	(9)	(0.01)
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	3,655	3,643	3,655	2.24
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	556	552	556	0.34
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	8/29/2031	—	(2)	—	—
								7,375	7,308	4.49
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.78%	2/3/2031	3,358	3,330	3,354	2.06
PDI TA Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.50%	9.78%	2/3/2031	307	303	307	0.19
PDI TA Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	9.78%	2/3/2031	122	119	121	0.07
								3,752	3,782	2.32
Distributors
Bradyplus Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.28%	10/31/2029	3,114	3,066	3,114	1.91
Bradyplus Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.28%	10/31/2029	30	29	30	0.02
								3,095	3,144	1.93
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	2,349	2,318	2,306	1.42
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	67	62	54	0.03
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.55%	5/23/2030	187	183	181	0.11
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	5/23/2031	679	669	659	0.40
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	2,116	2,096	2,111	1.30
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	—	(3)	(2)	—
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2032	66	64	65	0.04
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	943	934	943	0.58
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.06%	9/8/2031	—	(1)	—	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.28%	6/17/2031	5,850	5,798	5,850	3.59
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	6/17/2031	—	—	—	—
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	6/17/2030	7	6	7	—
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	2,709	2,663	2,709	1.66
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	—	(6)	—	—
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	9.83%	2/14/2031	—	(8)	—	—
								14,774	14,883	9.14
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.78%	4/26/2032	1,676	1,667	1,667	1.02
Accel International Holdings, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.78%	4/26/2032	—	(1)	(1)	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	777	$767	$758	0.47%
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	—	(2)	(8)	—
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.57%	10/15/2031	16	13	12	0.01
								2,444	2,428	1.49
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	2,250	2,228	2,228	1.37
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	—	(5)	(5)	—
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.83%	6/4/2032	—	(5)	(5)	—
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	733	726	728	0.45
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	11/17/2031	—	—	(1)	—
NSI Holdings, Inc.	(5) (13)	First Lien Debt	P +	3.75%	11.25%	11/17/2031	11	9	9	0.01
								2,953	2,954	1.81
Financial Services
Cliffwater, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.28%	4/22/2032	3,644	3,609	3,609	2.22
Cliffwater, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	4/22/2032	—	(4)	(4)	—
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	1,544	1,530	1,544	0.95
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	361	351	357	0.22
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	8/29/2031	87	84	87	0.05
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.80%	1/31/2031	2,097	2,068	2,081	1.28
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.80%	1/31/2031	—	(2)	(1)	—
RFS Opco, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	4/4/2031	1,489	1,490	1,489	0.91
RFS Opco, LLC	(5) (8) (13)	First Lien Debt	S +	3.50%	7.81%	4/4/2029	530	519	530	0.33
								9,645	9,692	5.95
Ground Transportation
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	2,981	2,961	2,981	1.83
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	368	359	368	0.23
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	9.05%	6/2/2031	—	(7)	—	—
								3,313	3,349	2.06
Health Care Equipment & Supplies
Medline Borrower, LP	(8)	First Lien Debt	S +	2.25%	6.58%	10/23/2028	895	897	895	0.55
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	3,346	3,325	3,346	2.05
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	—	(3)	—	—
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.83%	12/19/2029	—	(4)	—	—
								4,215	4,241	2.60
Health Care Providers & Services
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.73%	4/3/2028	7,261	7,221	6,841	4.20
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.03%	8/18/2028	5,534	5,507	5,534	3.40

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
iCIMS, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75%	10.03%	8/18/2028	73	$71	$73	0.04%
Imagine 360, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	3,226	3,199	3,218	1.98
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	—	(2)	(1)	—
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	10/2/2028	—	(2)	(1)	—
Invictus Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	6/3/2031	1,608	1,594	1,608	0.99
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	6/3/2031	—	(3)	—	—
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.80%	6/3/2031	—	(2)	—	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	10.08%	8/31/2029	1,980	1,980	1,980	1.22
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	10.33%	8/31/2029	1,255	1,246	1,255	0.77
								20,809	20,507	12.59
Health Care Technology
Hyland Software, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	9/19/2030	3,755	3,717	3,755	2.31
Hyland Software, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	9/19/2029	—	(1)	—	—
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	3.00%	7.44%	3/10/2028	985	983	986	0.61
								4,699	4,741	2.91
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.07%	1/30/2031	3,740	3,715	3,739	2.30
Aptean, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.07%	1/30/2031	5	3	5	—
Aptean, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.07%	1/30/2031	—	(2)	—	—
								3,716	3,744	2.30
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.75%	7.07%	9/19/2031	985	988	985	0.60
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	10/29/2030	—	(5)	—	—
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	10/29/2029	—	(1)	—	—
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	2,294	2,268	2,294	1.41
Galway Borrower, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.80%	9/29/2028	2,429	2,414	2,429	1.49
Higginbotham Insurance Agency, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	4,732	4,724	4,732	2.90
Higginbotham Insurance Agency, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.83%	11/24/2028	345	342	345	0.21
High Street Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	4/14/2028	404	396	404	0.25
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/25/2028	4,915	4,915	4,915	3.02
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/25/2028	—	—	—	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.45%	10/16/2028	2,887	2,883	2,887	1.77
RSC Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.04%	11/1/2029	122	122	122	0.07
RSC Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.04%	11/1/2029	294	293	294	0.18
USI, Inc.		First Lien Debt	S +	2.25%	6.55%	11/21/2029	983	986	981	0.60
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.30%	4/3/2030	5,464	5,357	5,464	3.35
								25,682	25,852	15.87

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	2,170	$2,149	$2,160	1.33%
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	707	697	701	0.43
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(3)	(2)	—
Asurion, LLC		First Lien Debt	S +	3.25%	7.69%	7/31/2027	982	974	981	0.60
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.93%	3/9/2028	3,880	3,837	3,853	2.37
GI DI Cornfield Acquisition, LLC	(5) (13)	First Lien Debt	S +	4.50%	8.93%	3/9/2028	—	(11)	(14)	(0.01)
Ridge Trail US Bidco, Inc.	(5) (6) (9) (10)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	3,906	3,859	3,906	2.40
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.50%	8.80%	9/30/2031	—	(8)	—	—
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.50%	8.80%	3/31/2031	106	101	106	0.07
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	3,382	3,350	3,374	2.07
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	312	305	309	0.19
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	2/2/2032	35	31	34	0.02
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	3,620	3,588	3,620	2.22
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	187	182	187	0.11
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	8/15/2031	—	(4)	—	—
								19,047	19,215	11.80
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	4,813	4,769	4,813	2.95
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	—	—	—
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	6/27/2031	—	—	—	—
Parexel International Corporation	(8)	First Lien Debt	S +	2.50%	6.83%	11/15/2028	944	946	944	0.58
								5,715	5,757	3.53
Machinery
TK Elevator US Newco, Inc.	(8)	First Lien Debt	S +	3.00%	7.24%	4/30/2030	985	988	987	0.61

Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	3,245	3,200	3,245	1.99
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	725	715	725	0.45
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.08%	12/23/2030	199	191	199	0.12
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	4,072	4,036	4,072	2.50
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	529	523	529	0.32
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	9.05%	7/24/2031	—	(4)	—	—
								8,661	8,770	5.38
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.83%	4/12/2032	900	896	896	0.55
Real Chemistry Intermediate III, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.83%	4/12/2032	—	(1)	(1)	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Real Chemistry Intermediate III, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.83%	4/12/2032	—	$(1)	$(1)	—%
								894	894	0.55
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	1,561	1,547	1,555	0.95
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	42	41	41	0.03
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	11/17/2031	—	(2)	(1)	—
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	1,625	1,610	1,625	1.00
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	1,999	1,977	1,999	1.23
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.75%	8/11/2031	—	(5)	—	—
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	6,188	6,157	6,188	3.80
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	745	743	745	0.46
Bullhorn, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	9.33%	10/1/2029	—	(2)	—	—
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	574	568	572	0.35
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	62	60	61	0.04
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	11/18/2031	—	(1)	—	—
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.02%	7/22/2031	4,634	4,614	4,634	2.84
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.02%	7/22/2031	—	(3)	—	—
Corporation Service Company		First Lien Debt	S +	2.00%	6.33%	11/2/2029	857	861	856	0.53
Crisis Prevention Institute, Inc.	(8) (9)	First Lien Debt	S +	4.00%	8.30%	4/9/2031	995	991	994	0.61
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.28%	9/22/2028	895	888	891	0.55
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.28%	9/22/2028	—	(1)	(1)	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	441	436	441	0.27
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(2)	—	—
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.08%	11/21/2031	—	(1)	—	—
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	5/6/2031	4,214	4,178	4,203	2.58
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.55%	5/6/2031	115	113	115	0.07
Verdantas, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.55%	5/6/2030	140	137	140	0.09
								24,904	25,058	15.38
Real Estate Management & Development
Associations, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	11.02%	7/3/2028	867	867	867	0.53
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	11.02%	7/3/2028	22	22	22	0.01
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	11.02%	7/3/2028	48	48	48	0.03
Inhabitiq, Inc.	(5) (7)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	689	686	687	0.42
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	—	(1)	—
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.83%	1/12/2032	—	(1)	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	6,602	6,581	6,573	4.04
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	31	30	30	0.02

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	2/10/2027	28	$26	$26	0.02%
								8,259	8,252	5.07
Software
Apryse Software Corp.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.05%	6/28/2032	3,694	3,657	3,657	2.25
Apryse Software Corp.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.05%	6/28/2032	—	(3)	(3)	—
Artifact Bidco, Inc.	(5) (9)	First Lien Debt	S +	4.25%	8.55%	7/28/2031	2,113	2,095	2,113	1.30
Artifact Bidco, Inc.	(5) (13)	First Lien Debt	S +	4.25%	8.55%	7/28/2031	—	(2)	—	—
Artifact Bidco, Inc.	(5) (13)	First Lien Debt	S +	4.25%	8.55%	7/26/2030	—	(3)	—	—
AuditBoard, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	3,000	2,973	3,000	1.84
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(6)	—	—
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.05%	7/14/2031	—	(5)	—	—
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	1,214	1,203	1,202	0.74
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	394	388	387	0.24
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.83%	1/2/2031	19	18	18	0.01
Central Parent, Inc.		First Lien Debt	S +	3.25%	7.55%	7/6/2029	993	995	826	0.51
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.33%	8/2/2030	5,628	5,591	5,616	3.45
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/2/2030	—	(5)	(2)	—
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.33%	8/2/2030	41	38	40	0.02
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	2,947	2,940	2,940	1.80
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	—	(1)	(1)	—
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	8.55%	5/28/2032	—	(1)	(1)	—
Espresso Bidco, Inc.	(5) (6) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	10.05%	3/25/2032	2,161	2,130	2,129	1.31
Espresso Bidco, Inc.	(5) (6) (13)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	10.05%	3/25/2032	—	(4)	(9)	(0.01)
Espresso Bidco, Inc.	(5) (6) (13)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	10.05%	3/25/2032	—	(4)	(4)	—
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	6,816	6,785	6,816	4.18
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	42	41	42	0.03
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	7/2/2031	—	—	—	—
Formstack Acquisition, Co.	(5) (6) (9)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	1,861	1,838	1,810	1.11
Formstack Acquisition, Co.	(5) (6) (13)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	184	179	164	0.10
Formstack Acquisition, Co.	(5) (6) (13)	First Lien Debt	S +	5.50%	9.80%	3/28/2030	60	55	50	0.03
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl.2.25% PIK)	10.03%	1/17/2031	2,370	2,350	2,370	1.45
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.03%	1/17/2031	1,807	1,798	1,807	1.11
Granicus, Inc.	(5) (13)	First Lien Debt	P +	4.25%	11.75%	1/17/2031	46	43	46	0.03
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	6,493	6,465	6,493	3.99

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
GS AcquisitionCo, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	6	$6	$6	—%
GS AcquisitionCo, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.55%	5/25/2028	36	35	36	0.02
Hootsuite, Inc.	(5) (9) (10)	First Lien Debt	S +	5.50%	9.82%	5/22/2030	2,673	2,639	2,666	1.64
Hootsuite, Inc.	(5) (10) (13)	First Lien Debt	S +	5.50%	9.82%	5/22/2030	—	(4)	(1)	—
Icefall Parent, Inc.	(5) (6) (9)	First Lien Debt	S +	5.75%	10.03%	1/25/2030	2,739	2,694	2,739	1.68
Icefall Parent, Inc.	(5) (6) (13)	First Lien Debt	S +	5.75%	10.03%	1/25/2030	—	(4)	—	—
LogRhythm, Inc.	(5) (6) (9)	First Lien Debt	S +	7.50%	11.84%	7/2/2029	1,364	1,329	1,336	0.82
LogRhythm, Inc.	(5) (6) (13)	First Lien Debt	S +	7.50%	11.84%	7/2/2029	—	(3)	(3)	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	9/10/2030	4,138	4,082	4,138	2.54
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	9/10/2030	—	(11)	—	—
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	630	624	625	0.38
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	—	(1)	(2)	—
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.03%	1/27/2032	—	(1)	(1)	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	3,266	3,221	3,234	1.99
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	—	(8)	(11)	(0.01)
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.30%	11/10/2028	57	50	52	0.03
								56,196	56,320	34.57
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.83%	4/23/2031	987	988	986	0.61

Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.30%	5/13/2032	3,496	3,461	3,461	2.12
CCI Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.30%	5/13/2032	—	(2)	(2)	—
Mobile Communications America, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	9.29%	10/16/2029	—	(5)	(5)	—
								3,454	3,454	2.12
Total Debt Investments - non-controlled/non-affiliated								$290,688	$291,386	178.88%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (6) (14)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	2/28/2030	1,379	1,379	1,379	0.85%
KWOR Acquisition, Inc.	(5) (6) (14)	Other Debt	S +	8.00% PIK	12.30%	2/28/2030	467	467	467	0.29
KWOR Acquisition, Inc.	(5) (6) (13) (14)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	2/28/2030	8	1	8	—
KWOR Acquisition, Inc.	(5) (6) (13) (14)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.58%	2/28/2030	11	1	11	0.01
								1,848	1,865	1.14

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Total Debt Investments - non-controlled/affiliated							$1,848	$1,865	1.14%
Total Debt Investments							$292,536	$293,251	180.02%

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity			2/3/2025	50,000	$48	$48	0.03%
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (11)	Preferred Equity		12.50% PIK	9/5/2024	15	148	149	0.09
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity			10/15/2024	1,500	150	105	0.06
Professional Services
Verdantas, LLC	(5) (11) (12)	Common Equity			5/3/2024	796	1	1	—
Verdantas, LLC	(5) (11)	Preferred Equity		10.00%	5/3/2024	78,804	88	106	0.07
							89	107	0.07
Total Equity Investments - non-controlled/non-affiliated							$435	$409	0.25%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (11) (12) (14)	Common Equity			2/28/2025	283	109	109	0.07%
KWOR Intermediate I, Inc.	(5) (11) (14)	Preferred Equity	S +	8.00% PIK	2/28/2025	302,502	302	302	0.19
							411	411	0.25
Total Equity Investments - non-controlled/affiliated							411	411	0.25
Total Equity Investments							846	820	0.50
Total Portfolio Investments							$293,382	$294,071	180.53%
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund - Institutional Shares				4.18%			6,731	6,731	4.13
Cash							2,709	2,709	1.66
Total Cash and Cash Equivalents and Short Term Investments							$9,440	$9,440	5.80
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments							$302,822	$303,511	186.32%

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2025 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025. As of June 30, 2025, the reference rates for our variable rate loans were the C at 2.75%, 1-month E at 1.93%, 1-month S at 4.32%, 3-month S at 4.29%, 6-month S at 4.15%, SA at 4.22% and the P at 7.50%.

(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("GBP"), or Canadian dollar ("CAD").
(4)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(5)	These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy..
(6)	Loan includes interest rate floor of 1.00%.
(7)	Loan includes interest rate floor of 0.75%.
(8)	Loan includes interest rate floor of 0.50%.
(9)	Assets or a portion thereof are pledged as collateral for the Citibank Funding Facility. See Note 6 "Debt".
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 4.69% of total assets as calculated in accordance with regulatory requirements.

(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2025, the aggregate fair value of these securities is $820 or 0.50% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(12)	Non-income producing security.
(13) Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2025.

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	$51	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	331	—
Accel International Holdings, Inc.	Revolver	4/26/2032	288	(1)
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	219	(1)
Accordion Partners, LLC	Revolver	11/17/2031	174	(1)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	625	(11)
Any Hour, LLC	Revolver	5/23/2030	159	(3)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	6/4/2027	548	(2)
Apollo Acquisition, Inc.	Revolver	12/30/2030	364	(2)
Apryse Software Corp.	Revolver	6/26/2032	306	(3)
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	481	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aptean, Inc.	Revolver	1/30/2031	$252	$—
Arcoro Holdings Corp.	Revolver	3/28/2030	261	(9)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	517	—
Artifact Bidco, Inc.	Revolver	7/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	807	—
Ascend Partner Services, LLC	Revolver	8/11/2031	561	—
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	45	—
Associations, Inc.	Revolver	7/3/2028	7	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	1,429	—
AuditBoard, Inc.	Revolver	7/14/2031	571	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	1/2/2027	257	(3)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	4/15/2027	230	(1)
Banyan Software Holdings, LLC	Revolver	1/2/2031	111	(1)
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	62	—
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	48	—
Bullhorn, Inc.	Revolver	10/1/2029	336	—
CCI Buyer, Inc.	Revolver	5/13/2032	204	(2)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	102	(1)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	4/4/2027	1,409	(7)
COP Collisionright Parent, LLC	Revolver	1/29/2030	240	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	471	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	230	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	133	—
Cliffwater, LLC	Revolver	4/22/2032	347	(3)
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	1,333	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	368	—
Consor Intermediate II, LLC	Revolver	5/12/2031	24	—
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	661	(2)
DA Blocker Corp.	Revolver	2/10/2032	154	—
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	824	(2)
Diligent Corporation	Revolver	8/2/2030	508	(1)
Drivecentric Holdings, LLC	Revolver	8/15/2031	471	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	784	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	470	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	160	—
Eclipse Buyer, Inc.	Revolver	9/8/2031	81	—
Emburse, Inc.	Delayed Draw Term Loan	5/28/2027	526	(1)

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Emburse, Inc.	Revolver	5/28/2032	$526	$(1)
Espresso Bidco, Inc.	Delayed Draw Term Loan	3/25/2027	594	(9)
Espresso Bidco, Inc.	Revolver	3/25/2032	264	(4)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	92	—
Essential Services Holding Corporation	Revolver	6/17/2030	51	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	65	—
Everbridge Holdings, LLC	Revolver	7/2/2031	43	—
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	1/31/2027	314	(3)
Firebird Acquisition Corp, Inc.	Revolver	2/2/2032	100	(1)
Formstack Acquisition, Co.	Delayed Draw Term Loan	3/30/2026	561	(15)
Formstack Acquisition, Co.	Revolver	3/28/2030	315	(9)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	2,000	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	134	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	2,000	(14)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	10	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	451	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	559	—
Granicus, Inc.	Revolver	1/17/2031	283	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	98	—
GraphPad Software, LLC	Revolver	6/30/2031	41	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	74	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	60	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	332	—
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	244	—
Hootsuite, Inc.	Revolver	5/22/2030	300	(1)
Hyland Software, Inc.	Revolver	9/19/2029	181	—
IG Investment Holdings, LLC	Revolver	9/22/2028	101	(1)
Icefall Parent, Inc.	Revolver	1/25/2030	261	—
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	458	(1)
Imagine 360, LLC	Revolver	10/2/2028	284	(1)
Inhabitiq, Inc.	Delayed Draw Term Loan	1/11/2027	191	(1)
Inhabitiq, Inc.	Revolver	1/12/2032	120	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	675	—
Invictus Buyer, LLC	Revolver	6/3/2031	250	—
LogRhythm, Inc.	Revolver	7/2/2029	136	(3)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	551	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	6/11/2027	739	(4)

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	$318	$—
MRI Software, LLC	Delayed Draw Term Loan	9/4/2026	7	—
MRI Software, LLC	Revolver	2/10/2027	478	(2)
Mantech International CP	Delayed Draw Term Loan	12/14/2025	126	—
Mantech International CP	Revolver	9/14/2028	318	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	6/23/2027	1,000	(5)
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	98	—
Model N, Inc.	Revolver	6/27/2031	52	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	1,000	(5)
NDT Global Holding, Inc.	Revolver	6/4/2032	500	(5)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	132	(1)
NSI Holdings, Inc.	Revolver	11/17/2031	121	(1)
Nasuni Corporation	Revolver	9/10/2030	862	—
Onit, Inc.	Delayed Draw Term Loan	1/27/2027	278	(2)
Onit, Inc.	Revolver	1/27/2032	93	(1)
PDI TA Holdings, Inc.	Revolver	2/3/2031	182	—
PMA Parent Holdings, LLC	Revolver	1/31/2031	148	(1)
Project Potter Buyer, LLC	Revolver	4/23/2026	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	392	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	213	—
RFS Opco, LLC	Revolver	4/4/2029	970	—
Railpros Parent, LLC	Delayed Draw Term Loan	5/24/2027	842	(4)
Railpros Parent, LLC	Revolver	5/24/2032	421	(4)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	400	(1)
Real Chemistry Intermediate III, Inc.	Revolver	4/12/2032	200	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	1,181	—
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	287	—
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	1,386	(6)
Routeware, Inc.	Revolver	9/18/2031	273	(1)
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	569	—
SV Newco 2, Inc.	Revolver	6/2/2031	563	—
Saturn Borrower, Inc.	Delayed Draw Term Loan	1/24/2027	1,190	(12)
Saturn Borrower, Inc.	Revolver	11/10/2028	479	(5)
Sonny's Enterprises, LLC	Revolver	8/5/2027	285	(15)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(8)
Spark Buyer, LLC	Revolver	10/15/2031	141	(3)
Superman Holdings, LLC	Delayed Draw Term Loan	8/28/2026	314	—
Superman Holdings, LLC	Revolver	8/29/2031	387	—

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	1/31/2027	$865	$(2)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	2/2/2032	406	(1)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	12/21/2026	362	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	390	—
Transit Technologies, LLC	Revolver	8/20/2030	341	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	442	—
UHY Advisors, Inc.	Revolver	11/21/2031	117	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	1/30/2027	787	(2)
Vamos Bidco, Inc.	Revolver	1/30/2032	236	(1)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	67	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	1,500	(7)
Vehlo Purchaser, LLC	Revolver	5/24/2028	12	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	228	—
Verdantas, LLC	Revolver	5/6/2030	152	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	828	—
Vessco Midco Holdings, LLC	Revolver	7/24/2031	452	—
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	678	—
Victors Purchaser, LLC	Revolver	8/15/2031	495	—
iCIMS, Inc.	Revolver	8/18/2028	416	—
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$58,825	$(223)
First Lien Debt — non-controlled/affiliated

KWOR Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	307	—
KWOR Acquisition, Inc.	Revolver	2/28/2030	225	—
Total First Lien Debt Unfunded Commitments – non-controlled/affiliated			$532	$—
Total Unfunded Commitments			$59,357	$(223)
(14) As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended June 30, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)	$—	$2,260	$—	$17	$—	$2,277	$72
Total	$—	$2,260	$—	$17	$—	$2,277	$72
(1) Inclusive of positions titled KWOR Intermediate I, Inc.

LGAM Private Credit LLC
Consolidated Schedule of Investments (Unaudited) (continued)
June 30, 2025
(In thousands, except share amounts)

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

LGAM Private Credit LLC
Consolidated Schedule of Investments
December 31, 2024
(In thousands, except share amounts)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Aptean, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	—	$(1)	$—	—%
								2,187	2,205	1.53
Insurance Services
Alliant Holdings Intermediate, LLC	(8) (9)	First Lien Debt	S +	2.75%	7.11%	9/19/2031	990	993	992	0.69
Foundation Risk Partners Corp.	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(1)	—	—
Galway Borrower, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	9/29/2028	2,307	2,278	2,307	1.60
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.83%	9/29/2028	2,441	2,424	2,441	1.69
Higginbotham Insurance Agency, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	4,756	4,747	4,735	3.29
Higginbotham Insurance Agency, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	197	193	194	0.13
High Street Buyer, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	4/14/2028	—	(6)	(2)	—
Integrity Marketing Acquisition, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.51%	8/25/2028	4,939	4,939	4,939	3.43
Integrity Marketing Acquisition, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.51%	8/25/2028	—	—	—	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (7)	First Lien Debt	S +	5.50%	9.83%	11/1/2028	1,481	1,459	1,481	1.03
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	9.83%	11/1/2028	694	688	691	0.48
RSC Acquisition, Inc.	(5) (6)	First Lien Debt	S +	4.75%	9.21%	11/1/2029	123	122	123	0.09
RSC Acquisition, Inc.	(5) (7)	First Lien Debt	S +	4.75%	9.21%	11/1/2029	295	294	295	0.20
USI, Inc.	(9)	First Lien Debt	S +	2.75%	7.02%	11/22/2029	988	992	985	0.68
World Insurance Associates, LLC	(5) (6)	First Lien Debt	S +	6.00%	10.34%	4/3/2028	4,728	4,610	4,625	3.21
								23,732	23,806	16.52
IT Services
Apollo Acquisition, Inc.	(5)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	2,016	1,996	1,995	1.38
Apollo Acquisition, Inc.	(5) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(4)	(4)	—
Apollo Acquisition, Inc.	(5) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(3)	(3)	—
Asurion, LLC	(7) (9)	First Lien Debt	S +	4.25%	8.61%	9/19/2030	987	977	984	0.68
GI DI Cornfield Acquisition, LLC	(5)	First Lien Debt	S +	4.50%	8.84%	3/9/2028	3,880	3,830	3,842	2.67
GI DI Cornfield Acquisition, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.84%	3/9/2028	—	(13)	(19)	(0.01)
Ridge Trail US Bidco, Inc.	(5) (6) (10)	First Lien Debt	S +	4.50%	8.83%	9/30/2031	3,425	3,375	3,416	2.37
Ridge Trail US Bidco, Inc.	(5) (6) (9) (10) (14)	First Lien Debt	S +	4.50%	8.83%	9/30/2031	—	(8)	(3)	—
Ridge Trail US Bidco, Inc.	(5) (6) (9) (10) (14)	First Lien Debt	S +	4.50%	8.83%	3/31/2031	106	101	105	0.07
Victors Purchaser, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	3,639	3,604	3,639	2.52
Victors Purchaser, LLC	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	—	(4)	—	—
Victors Purchaser, LLC	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	C$104	70	73	0.05
								13,921	14,025	9.73
Life Sciences Tools & Services
Model N, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.33%	6/27/2031	4,836	4,791	4,836	3.36

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
June 30, 2025
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
Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position, or the consolidated results of operations as previously reported.
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
The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: 1585 Koala Holdings LLC (“1585 Koala Holdings”), LGAM Equity Holdings LLC (“Equity Holdings”), LGAM CA SPV LLC (“CA SPV”) and LGAM Financing SPV LLC (“LGAM SPV LLC” and together with 1585 Koala Holdings, Equity Holdings and CA SPV, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with multiple financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
Money Market Funds
Investments in money market funds are valued at NAV per share and are included in Investments in unaffiliated money market fund in the Consolidated Statements of Financial Condition.
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
As of June 30, 2025, the Company had no investments on non-accrual status. As of December 31, 2024, the Company had certain investments in one portfolio company that was on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2024 was $2,981.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2025, the Company accrued $0 and $0 of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2024, the Company accrued $0 and $0 of U.S. federal excise tax, respectively.
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
(3)SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On December 1, 2023, the Company entered into the investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The most recent approval of the Investment Advisory Agreement was in August 2025.
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
For the three and six months ended June 30, 2025, base management fees were $400 and $773, respectively. For the three and six months ended June 30, 2024, base management fees were $261 and $488, respectively, and the Investment Adviser irrevocably agreed to waive $261 and $488, respectively. As of June 30, 2025 and December 31, 2024, $400 and $333, respectively, was payable to the Investment Adviser relating to base management fees.
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
For the three and six months ended June 30, 2025 there were $463 and $877, respectively, of income based incentive fees accrued. For the three and six months ended June 30, 2024 there were $333 and $617, respectively, of income based incentive fees accrued, and the Investment Adviser irrevocably agreed to waive $333 and $617, respectively. As of June 30, 2025 and December 31, 2024, $463 and $429, respectively, was payable to the Investment Adviser relating to income based incentive fees.
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
For the three and six months ended June 30, 2025, capital gains incentive fees accrued to the Investment Adviser were $(11) and $(103), respectively. For the three and six months ended June 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $64 and $67, respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of June 30, 2025 and December 31, 2024, $0 and $103, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.
Administration Agreement
MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated December 1, 2023 (the “Administration Agreement”). The Administrator is an indirect, wholly owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors. The most recent approval of the Administration Agreement was in August 2025.

For the three and six months ended June 30, 2025, the Company incurred $71 and $121, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
For the three and six months ended June 30, 2024, the Company incurred $11 and $26, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.
As of June 30, 2025 and December 31, 2024, $58 and $4, respectively, was payable for administrative service fees which was included in payable to affiliates on the Consolidated Statements of Financial Condition.
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
For the three and six months ended June 30, 2025, there were $0 and $0, respectively, of Expense Payments under the Expense Support Agreement, which were recorded under Expense support on the Consolidated Statements of Operations.
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
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$290,021	$290,746	98.8%	$240,020	$240,817	99.6%
Second Lien Debt	1,379	1,379	0.5	—	—	—
Other Debt Investments	1,136	1,126	0.4	626	630	0.3
Equity	846	820	0.3	382	393	0.1
Total	$293,382	$294,071	100.0%	$241,028	$241,840	100.0%
The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Aerospace & Defense	0.9%	1.1%
Automobile Components	1.3	1.5
Automobiles	2.5	2.2
Beverages	1.0	0.4
Biotechnology	1.9	2.3
Building Products	1.8	2.0
Chemicals	1.4	1.8
Commercial Services & Supplies	8.1	7.5
Construction & Engineering	2.5	1.8

Consumer Staples Distribution & Retail	1.3	1.4
Distributors	1.1	3.7
Diversified Consumer Services	5.1	5.3
Electrical Equipment	0.9	0.4
Electronic Equipment, Instruments & Components	1.0	0.3
Financial Services	3.3	2.4
Ground Transportation	1.1	0.6
Health Care Equipment & Supplies	1.4	0.9
Health Care Providers & Services	7.0	8.7
Health Care Technology	1.6	2.0
Industrial Conglomerates	1.3	0.9
Insurance Services	8.8	9.8
IT Services	6.5	5.8
Life Sciences Tools & Services	2.0	2.4
Machinery	0.3	0.4
Multi-Utilities	3.0	3.5
Pharmaceuticals	0.3	—
Professional Services	9.3	9.9
Real Estate Management & Development	2.8	3.1
Software	19.0	17.4
Specialty Retail	0.3	0.5
Wireless Telecommunication Services	1.2	—
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$287,434	$288,057	98.0%	$236,922	$237,707	98.3%
Canada	5,948	6,014	2.0	4,106	4,133	1.7
Total	$293,382	$294,071	100.0%	$241,028	$241,840	100.0%
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
Pursuant to the framework set forth above, the Company values securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. The Company may also obtain quotes with respect to certain investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.
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
The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$16,390	$274,356	$290,746	$—	$11,493	$229,324	$240,817
Second Lien Debt	—	—	1,379	1,379	—	—	—	—
Other Debt Investments	—	—	1,126	1,126	—	—	630	630
Equity	—	—	820	820	—	—	393	393
Total Investments	$—	$16,390	$277,681	$294,071	$—	$11,493	$230,347	$241,840
Cash and cash equivalents	$2,709	$—	$—	$2,709	$2,187	$—	$—	$2,187
Unaffiliated money market fund	$6,731	$—	$—	$6,731	$5,289	$—	$—	$5,289
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$248,160	$1,361	$1,099	$847	$251,467
Purchases of investments(1)	31,487	—	—	—	31,487
Proceeds from principal repayments and sales of investments(2)	(5,402)	—	—	—	(5,402)
Accretion of discount/amortization of premium	142	—	—	—	142
Payment-in-kind	45	18	35	3	101
Net change in unrealized appreciation (depreciation)	(76)	—	(8)	(30)	(114)
Net realized gains (losses)	—	—	—	—	—
Transfers into/out of Level 3(3)	—	—	—	—	—
Fair value, end of period	$274,356	$1,379	$1,126	$820	$277,681

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$(48)	$—	$(8)	$(30)	$(86)
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
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$229,324	$—	$630	$393	$230,347
Purchases of investments(1)	65,807	1,361	454	459	68,081
Proceeds from principal repayments and sales of investments(2)	(15,464)	—	—	—	(15,464)
Accretion of discount/amortization of premium	283	—	—	—	283
Payment-in-kind	69	18	56	5	148
Net change in unrealized appreciation (depreciation)	343	—	(14)	(37)	292
Net realized gains (losses)	(755)	—	—	—	(755)
Transfers into/out of Level 3(3)	(5,251)	—	—	—	(5,251)
Fair value, end of period	$274,356	$1,379	$1,126	$820	$277,681

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$407	$—	$(14)	$(37)	$356

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
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$104,983	$—	$—	$104,983
Purchases of investments(1)	58,376	577	80	59,033
Proceeds from principal repayments and sales of investments(2)	(6,989)	—	—	(6,989)
Accretion of discount/amortization of premium	87	—	—	87
Payment-in-kind	32	8	—	40
Net change in unrealized appreciation (depreciation)	510	—	—	510
Fair value, end of period	$156,999	$585	$80	$157,664

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$483	$—	$—	$483
(1) Purchases may include investments received in corporate action and restructurings.
(2) Sales may include investments received in corporate action and restructurings.
The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$84,758	$—	$—	$84,758
Purchases of investments(1)	83,392	577	80	84,049
Proceeds from principal repayments and sales of investments(2)	(8,015)	—	—	(8,015)
Accretion of discount/amortization of premium	142	—	—	142
Payment-in-kind	52	8	—	60
Net change in unrealized appreciation (depreciation)	545	—	—	545
Net realized gains (losses)	3	—	—	3
Transfers into/out of Level 3(3)	(3,878)	—	—	(3,878)
Fair value, end of period	$156,999	$585	$80	$157,664

Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2024	$534	$—	$—	$534
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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
Asset Category	Fair Value	Valuation Technique (2)	Unobservable Input	Range (1)		Weighted Average(3)
				Low	High
Investments in first lien debt	$274,337	Yield Analysis	Discount Rate	7.09%	13.47%	9.18%
	19	Market Approach	EBITDA Multiple	8.25x	8.25x	8.25x
Investments in second lien debt	1,379	Market Approach	EBITDA Multiple			8.25x
Other Debt	658	Yield Analysis	Discount Rate			14.45%
	468	Market Approach	EBITDA Multiple			8.25x
Preferred Equity	149	Income Approach	Discount Rate			13.02%
	408	Market Approach	EBITDA Multiple	8.25x	14.75x	9.93x
Common Equity	263	Market Approach	EBITDA Multiple	8.51x	17.50x	11.77x
Total Investments	$277,681
(1) For an asset category that contains a single investment, the range is not included.
(2) During the six months ended June 30, 2025, one preferred equity position with a fair value of $107 transitioned from an income approach to a market approach valuation technique.
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

	June 30, 2025			December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Citibank Funding Facility	3	$140,600	$140,600	$105,600	$105,600
The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
(6)DEBT

The Company’s outstanding debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$250,000	$140,600	$109,400	$250,000	$105,600	$144,400
The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted average interest rate(1)	6.53%	8.16%	6.58%	8.17%
Weighted average effective interest rate (2)	6.99%	9.11%	7.06%	9.20%
Weighted average debt outstanding	$131,688	$37,841	$124,871	$31,374
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

The obligations of LGAM SPV LLC under the Citibank Funding Facility are secured by all of the assets held by LGAM SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to LGAM SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of December 4, 2023 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and LGAM SPV LLC, entered into in connection with the Citibank Funding Facility. Under the Agreements, the Company and LGAM SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary affirmative and negative covenants and events of default for revolving funding facilities of this nature. As of June 30, 2025, the Company was in compliance with all covenants and other requirements of the Citibank Funding Facility.
The summary information of the Citibank Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$2,175	$781	$4,130	$1,295
Facility unused commitment fees	122	204	315	427
Amortization of deferred financing costs	151	91	300	164
Total	$2,448	$1,076	$4,745	$1,886
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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had $59,357 and $48,673, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8)MEMBERS’ CAPITAL
The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2025	December 31, 2024
Net distributable earnings (losses), beginning of period	$1,622	$192
Net investment income (loss)	6,243	11,640
Net realized gain (loss)	(755)	13
Net unrealized appreciation (depreciation)	(119)	679
Dividends declared	(7,071)	(10,962)
Tax reclassification of unitholders' equity	—	60
Net distributable earnings (losses), end of period	$(80)	$1,622
The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2025 and June 30, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
April 01, 2025	156,200	3,144
May 01, 2025	104,734	2,103
June 01, 2025	78,354	1,570
Total	1,013,503	$20,469

For the Six Months Ended June 30, 2024
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
April 01, 2024	221,212	4,453
May 01, 2024	202,466	4,078
June 01, 2024	195,918	3,962
Total	1,240,775	$24,962

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2025 and June 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
April 25, 2025	April 30, 2025	May 05, 2025	0.1510
May 22, 2025	May 31, 2025	June 04, 2025	0.1505
June 18, 2025	June 30, 2025	July 03, 2025	0.1420
Total Distributions			$0.9120

For the Six Months Ended June 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 05, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304
Total Distributions			$0.9968
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

The Company did not issue any Units pursuant to the DRIP plan for the six months ended June 30, 2025 and June 30, 2024.
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
For the six months ended June 30, 2025 and June 30, 2024, no Units were repurchased.
(9)EARNINGS (LOSS) PER UNIT
The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator-net increase (decrease) in Members' Capital from operations	$3,120	$3,176	$5,369	$5,682
Denominator-weighted average Units outstanding	8,028,312	5,293,948	7,763,275	4,976,710
Basic and diluted earnings (loss) per Unit	$0.39	$0.60	$0.69	$1.14

(10)CONSOLIDATED FINANCIAL HIGHLIGHTS
The following are the financial highlights:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$20.29	$20.04
Net investment income (loss)	0.80	1.03
Net unrealized and realized gain (loss)(2)	(0.11)	0.11
Net increase (decrease) in net assets resulting from operations	0.69	1.14
Dividends declared	(0.91)	(1.00)
Total increase (decrease) in net assets	(0.22)	0.14
Net asset value, end of period	$20.07	$20.18
Units outstanding, end of period	8,115,363	5,429,025
Weighted average Units outstanding	7,763,275	4,976,710
Total return based on net assets (3)	3.48%	5.78%
Ratio/Supplemental Data:
Members' capital, end of period	$162,895	$110,851
Ratio of expenses before waivers to average members' capital(4)	8.66%	6.70%
Ratio of net expenses to average members' capital(4)	8.66%	4.69%
Ratio of net investment income to average members' capital(4)	8.52%	10.24%
Asset coverage ratio(5)	216.00%	268.00%
Portfolio turnover rate	4.90%	8.68%
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
July Issuances and Distribution Declarations
Pursuant to the Company’s continuous private offering, the Company issued approximately 747,037 Units for an aggregate offering price of $15.0 million effective July 1, 2025.
On July 24, 2025, the Board of Directors of the Company declared a distribution to unitholders of record in the amount of $0.1380 per unit and payable on August 5, 2025 as of July 31, 2025.
August Issuances
Pursuant to the Company’s continuous private offering, the Company held a closing relating to the sale of the Company’s Units for an aggregate offering price of $4.8 million effective August 1, 2025.
Effective July 25, 2025, the Company’s Board of Directors appointed Michael Occi, Jr. as Chief Executive Officer of the Company and a member of the Board of Directors to succeed Jeffrey Levin following his resignation from such positions. Mr. Levin’s resignation was not the result of any disagreement with the Company. In addition, The Company’s Board of Directors appointed Ashwin Krishnan as Chief Investment Officer of the Company and Orit Mizrachi and Jeffrey Day as Co-Presidents of the Company, each effective as of July 25, 2025.

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
Pursuant to exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds (as defined in the Order) and other accounts advised by our Adviser and its affiliates, which may include proprietary accounts of Morgan Stanley, if applicable, in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.
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
PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$290,021	$290,746	98.8%	$240,020	$240,817	99.6%
Second Lien Debt	1,379	1,379	0.5	—	—	—
Other Debt Investments	1,136	1,126	0.4	626	630	0.3
Equity	846	820	0.3	382	393	0.1
Total	$293,382	$294,071	100.0%	$241,028	$241,840	100.0%
Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	June 30, 2025	December 31, 2024
Number of portfolio companies	106	89
Number of new investment commitments in portfolio companies	19	54
Number of portfolio companies exited or fully repaid	2	7
Percentage of performing debt bearing a floating rate, at fair value	99.8%	99.7%
Percentage of performing debt bearing a fixed rate, at fair value	0.2%	0.3%
Weighted average yield on debt and income producing investments, at cost(3)	9.6%	9.8%
Weighted average yield on debt and income producing investments, at fair value(3)	9.6%	9.7%
Weighted average 12-month EBITDA	$167.0	$181.9
Median 12-month EBITDA	$107.4	$131.7
Weighted average net leverage through tranche(4)	6.1x	6.1x
Weighted average interest coverage(5)	1.8x	1.7x
Weighted average loan to value(6)	40.1%	39.1%
Percentage of debt investments with one or more financial covenants	53.0%	56.3%
Percentage of our debt investments that are sponsor backed	98.4%	99.6%
Percentage of loans and other debt in support of LBOs and acquisitions	64.1%	63.5%
Percentage of our debt portfolio subject to business cycle volatility	4.3%	5.2%
Average position size of our investments (in millions)	$2.8	$2.7

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
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the Three Months Ended
	June 30, 2025	June 30, 2024
New investments committed
Gross Principal Balance(1)	$34,642	$76,620
Net new investments committed	$34,642	$76,620
Investments, at cost
Investments, beginning of period	$267,097	$122,640
New investments purchased	31,487	59,028
Net accretion of discount on investments	150	90
Payment-in-kind	101	40
Investments sold or repaid	(5,453)	(8,071)
Investments, end of period	$293,382	$173,727
Amount of investments funded, at principal
First lien debt investments	$31,773	$59,021
Equity	—	668
Total	$31,773	$59,689
Amount of investments sold/fully repaid, at principal
First lien debt investments	$2,306	$7,356
Total	$2,306	$7,356
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
The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$5,915	2.0%	$—	—%
Risk rating 2	288,047	98.0	239,651	99.1
Risk rating 3	—	—	—	—
Risk rating 4	109	0.0	2,189	0.9
	$294,071	100.0%	$241,840	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$293,382	100.0%	$238,047	98.8%
Non-accrual	—	—	2,981	1.2
Total	$293,382	100.0%	$241,028	100.0%
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$6,927	$4,089	$13,375	$7,442
Less: Net expenses	3,672	1,425	7,132	2,295
Net investment income (loss)	3,255	2,664	6,243	5,147
Net realized gain (loss)	—	—	(755)	532
Net change in unrealized appreciation (depreciation)	(135)	512	(119)	3
Net increase (decrease) in net assets resulting from operations	$3,120	$3,176	$5,369	$5,682
Investment Income
Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Interest income	$6,703	$3,950	$12,965	$7,152
Payment-in-kind income	105	17	164	80
Dividend income	2	—	5	—
Other income	117	122	241	210
Total investment income	$6,927	$4,089	$13,375	$7,442

In the table above, total investment income increased from $4,089 and $7,442 for the three and six months ended June 30, 2024, respectively, to $6,927 and $13,375, respectively, for the three and six months ended June 30, 2025. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $173,727 as of June 30, 2024 to $293,382 as of June 30, 2025. This was partially offset by a decrease in our weighted average yield at cost to 9.6% at June 30, 2025 from 11.1% at June 30, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.
Expenses
Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Expenses:
Interest and other financing expenses	$2,448	$1,076	$4,745	$1,886
Management fees	400	261	773	488
Income based incentive fees	463	333	877	617
Capital gains incentive fees	(11)	64	(103)	67
Professional fees	226	312	555	513
Organization costs	—	9	—	17
Directors' fees	27	24	53	67
Administrative service fees	71	11	121	26
General and other expenses	48	4	111	16
Total expenses	$3,672	$2,094	$7,132	$3,697
Expense support	—	(75)	—	(297)
Management fees waiver	—	(261)	—	(488)
Income based incentive fees waiver	—	(333)	—	(617)
Net expenses	$3,672	$1,425	$7,132	$2,295
Interest and Other Financing Expenses
Interest and other financing expenses, including unused commitment fees and deferred financing costs, increased from $1,076 and $1,886 for the three and six months ended June 30, 2024 to $2,448 and $4,745 for the three and six months ended June 30, 2025, respectively. The increase was primarily due to higher average borrowings outstanding during the three and six months ended June 30, 2025. For the three months ended June 30, 2025 and June 30, 2024, average borrowings outstanding were $131,688 and $37,841, respectively. For the six months ended June 30, 2025 and June 30, 2024, average borrowings outstanding were $124,871 and $31,374, respectively.
Management Fees
Base management fees, net of waiver, were $400 and $773 for the three and six months ended June 30, 2025, respectively. Base management fees, net of waiver, were $0 and $0 for the three and six months ended June 30, 2024, respectively.
Incentive Fee
The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $463 and $877 for the three and six months ended June 30, 2025, respectively, and $0 and $0 three and six months ended June 30, 2024, respectively. Capital gains incentive fees for the three and six months ended June 30, 2025 were $(11) and $(103) and were $64 and $67 for the three and six months ended June 30, 2024, respectively.
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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized and unrealized gains (losses):
Net realized gain (loss) on investments	$—	$—	$(755)	$3
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(139)	512	(125)	532
Translation of assets and liabilities in foreign currencies	4	—	6	—
Net unrealized appreciation (depreciation)	(135)	512	(119)	532
Net realized and unrealized gain (loss)	$(135)	$512	$(874)	$535
For the three and six months ended June 30, 2025, net realized losses on our investments were $0 and $(755), which were primarily due to the restructuring of one portfolio company.
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
As of June 30, 2025, we had approximately $9.4 million of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $109.4 million of availability under the Citibank Funding Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $59.4 million.

Unregistered Sales of Equity Securities
The following table summarizes the total Units issued and proceeds received from the closings of our continuous private offering that occurred for the six months ended June 30, 2025 and June 30, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
April 01, 2025	156,200	3,144
May 01, 2025	104,734	2,103
June 01, 2025	78,354	1,570
Total	1,013,503	$20,469

For the Six Months Ended June 30, 2024
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
April 01, 2024	221,212	4,453
May 01, 2024	202,466	4,078
June 01, 2024	195,918	3,962
Total	1,240,775	$24,962
Distributions
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2025 and June 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
April 25, 2025	April 30, 2025	May 05, 2025	0.1510
May 22, 2025	May 31, 2025	June 04, 2025	0.1505
June 18, 2025	June 30, 2025	July 03, 2025	0.1420
Total Distributions			$0.9120

For the Six Months Ended June 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 05, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304
Total Distributions			$0.9968
Distribution Reinvestment
We have adopted an “opt in” dividend reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions automatically reinvested in additional Units. For the six months ended June 30, 2025 and June 30, 2024, we did not issue any Units pursuant to our DRIP. For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.

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
For the six months ended June 30, 2025 and June 30, 2024, no units were repurchased.
For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.
Debt
Our outstanding debt obligations were as follows:

	June 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$250,000	$140,600	$109,400	$250,000	$105,600	$144,400
For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.
RECENT DEVELOPMENTS
July Issuances and Distribution Declarations
Pursuant to our continuous private offering, we issued approximately 747,037 Units for an aggregate offering price of $15.0 million effective July 1, 2025.
On July 24, 2025, our Board declared a distribution to unitholders of record in the amount of $0.1380 per unit and payable on August 5, 2025 as of July 31, 2025.
August Issuances
Pursuant to our continuous private offering, we held a closing relating to the sale of our Units for an aggregate offering price of $4.8 million effective August 1, 2025.
On July 24, 2025, our Board of Directors, or the Board, appointed Michael Occi, as a director and as our Chief Executive Officer, effective July 25, 2025, to fill the vacancy on the Board and to succeed Jeffrey Levin as our chief executive officer following Mr. Levin’s resignation.
In addition, on July 24, 2025, our Board appointed Ashwin Krishnan, age 49, as our Chief Investment Officer of the Company and appointed Orit Mizrachi and Jeffrey Day as Co-Presidents of us, all of which were effective on July 25, 2025.
Our Adviser’s investment committee, or the Investment Committee, is currently comprised of nine individuals: David N. Miller, Michael Occi, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Henry ‘Hank’ D’Alessandro, Toby Norris, Jon Spivak and Rebecca Shaoul. Messrs. Occi, and Spivak and Ms. Shaoul were appointed members of the Investment Committee in July 2025, and biographical information for Mr. Spivak and Ms. Shaoul is as follows:
Jon Spivak is a Managing Director of Morgan Stanley and a member of the Morgan Stanley Private Credit team, where he serves on the Investment Committee and focuses on originating and underwriting investment opportunities. Mr. Spivak also serves as the Portfolio Manager on various investment vehicles. Mr. Spivak joined Morgan Stanley in 2017 and has over 16 years of relevant industry experience. Prior to joining Morgan Stanley, Mr. Spivak was a Vice President at Tree Line Capital Partners where he was responsible for the origination, execution, and portfolio management of direct lending investments across a wide range of industries. Mr. Spivak also worked at Enhanced Capital Partners, an affiliate of Tree Line, where he held a similar role and served as an Investment Manager of its Small Business Investment Company. Mr. Spivak began his career at Bank of America Merrill Lynch in the Structured Equity Finance group, investing the bank’s balance sheet in various parts of the capital structure. Mr. Spivak holds a B.A. from the University of Pennsylvania and an MBA from the University of Chicago Booth School of Business.
Rebecca Shaoul is a Managing Director of Morgan Stanley and member of the Morgan Stanley Private Credit team, where she serves on the Investment Committee and as Head of Portfolio Management for the Direct Lending strategy. Ms. Shaoul joined Morgan Stanley in 2020 and has over 15 years of relevant industry experience. Prior to joining Morgan Stanley, Ms. Shaoul was a Director at Madison Capital Funding where she oversaw the underwriting, execution and portfolio management efforts for the Healthcare vertical and previously held various underwriting and execution roles focused on generalist transactions. Prior to joining Madison Capital, Ms. Shaoul held various underwriting and portfolio management roles at Wintrust Financial Corporation. Ms. Shaoul earned a B.S. in Finance from the University of Maryland.

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
As of June 30, 2025, approximately 99.8% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of June 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$8,858	$(4,218)	$4,640
Up 200 basis points	$5,905	$(2,812)	$3,093
Up 100 basis points	$2,953	$(1,406)	$1,547
Up 25 basis points	$738	$(352)	$386
Down 25 basis points	$(738)	$352	$(386)
Down 100 basis points	$(2,953)	$1,406	$(1,547)
Down 200 basis points	$(5,905)	$2,812	$(3,093)
Down 300 basis points	$(8,858)	$4,218	$(4,640)
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Annual Report on Form 10-K and Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K and quarterly report on Form 10-Q for the quarter ended March 31, 2025 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on April 29, 2025, May 27, 2025 and June 24, 2025 for the issuance of our Units for the three months ended June 30, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
Issuer Purchases of Equity Securities
None
Item 3: Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LGAM Private Credit LLC
Dated: August 12, 2025	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2025	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)