Form 10-Q
period 2025-09-30
LGAM Private Credit LLC
filed 2025-11-12
CIK 1983514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

The number of the registrant’s Common Units outstanding at November 12, 2025 was 10,056,977.

LGAM Private Credit LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

LGAM Private Credit LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $349,817 and $241,028)	$350,550	$241,840
Non-controlled/affiliated investments, at fair value (amortized cost of $2,293 and $0)	2,212	—
Total investments, at fair value (amortized cost of $352,110 and $241,028)	352,762	241,840
Cash and cash equivalents	2,806	2,187
Investments in unaffiliated money market fund (cost of $6,558 and $5,289)	6,558	5,289
Deferred financing costs	2,300	2,693
Interest and dividend receivable from non-controlled/non-affiliated investments	2,007	1,631
Interest and dividend receivable from non-controlled/affiliated investments	19	—
Receivable for investments sold/repaid	1,018	32
Other assets	2,789	11
Total assets	370,259	253,683

Liabilities
Debt	172,700	105,600
Payable for investments purchased	277	—
Payable to affiliates (Note 3)	211	59
Distributions payable	1,324	1,111
Management fees payable	449	333
Capital gains based incentive fee payable	—	103
Interest payable	1,754	1,375
Income based incentive fees payable	537	429
Accrued expenses and other liabilities	361	545
Total liabilities	177,613	109,555

Commitments and contingencies (Note 7)

Members' Capital
Common Units, par value $0.001 per share (9,601,786 and 7,101,860 units issued and outstanding)	10	7
Paid-in capital in excess of par value	192,790	142,499
Distributable earnings (accumulated losses)	(154)	1,622
Total members' capital	$192,646	$144,128
Total liabilities and members' capital	$370,259	$253,683
Net asset value per unit	$20.06	$20.29

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,528	$5,551	$20,466	$12,703
Payment-in-kind income	81	102	201	182
Dividend income	4	—	9	—
Other income	129	171	369	381
From non-controlled/affiliated investments:
Interest income	17	—	44	—
Payment-in-kind income	33	—	77	—
Other income	2	—	3	—
Total investment income	7,794	5,824	21,169	13,266
Expenses:
Interest and other financing expenses	2,727	2,057	7,472	3,944
Management fees	449	298	1,222	786
Income based incentive fees	537	439	1,414	1,056
Capital gains incentive fees	—	(41)	(103)	26
Professional fees	249	196	804	709
Organization and offering costs	—	9	—	26
Directors' fees	26	23	79	90
Administrative service fees	—	21	121	47
General and other expenses	47	10	158	26
Total expenses	4,035	3,012	11,167	6,710
Expense support (Note 3)	—	—	—	(297)
Management fees waiver (Note 3)	—	(298)	—	(786)
Income based incentive fees waiver (Note 3)	—	(439)	—	(1,056)
Net expenses	4,035	2,275	11,167	4,571
Net investment income (loss)	3,759	3,549	10,002	8,695

Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	7	12	(748)	15
Foreign currency and other transactions	2	—	2	—
Net realized gain (loss)	9	12	(746)	15
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	61	(341)	(81)	191
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(98)	—	(81)	—
Translation of assets and liabilities in foreign currencies	(3)	—	3	—
Net unrealized appreciation (depreciation)	(40)	(341)	(159)	191
Net realized and unrealized gain (loss)	(31)	(329)	(905)	206
Net increase (decrease) in members' capital resulting from operations	$3,728	$3,220	$9,097	$8,901
Net investment income (loss) per unit (basic and diluted):	$0.41	$0.59	$1.21	$1.63
Earnings (loss) per unit (basic and diluted):	$0.41	$0.54	$1.10	$1.67
Weighted average units outstanding (basic and diluted)	9,183,407	5,994,429	8,241,854	5,318,426

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amount)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Members' capital at beginning of period:	$162,895	$110,851	$144,128	$85,211
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	3,759	3,549	10,002	8,695
Net realized gain (loss)	9	12	(746)	15
Net change in unrealized appreciation (depreciation)	(40)	(341)	(159)	191
Net increase (decrease) in members’ capital resulting from operations	3,728	3,220	9,097	8,901

Distributions to unitholders from:
Distributable Earnings	(3,802)	(2,803)	(10,873)	(7,806)
Total distributions to unitholders	(3,802)	(2,803)	(10,873)	(7,806)

Capital transactions:
Issuance of common Units	29,825	14,436	50,294	39,398
Net increase in members' capital resulting from capital transactions	29,825	14,436	50,294	39,398
Total increase (decrease) in members' capital	29,751	14,853	48,518	40,493
Members' capital at end of period	$192,646	$125,704	$192,646	$125,704
Distributions per unit	$0.41	$0.47	$1.33	$1.46

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$9,097	$8,901
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	162	(191)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(3)	—
Net realized (gain) loss on investments	748	(15)
Net realized (gain) loss on foreign currency and other transactions	(2)	—
Investments in unaffiliated money market fund, net	(1,269)	—
Net accretion of discount and amortization of premium on investments	(465)	(323)
Payment-in-kind interest and dividend capitalized	(253)	(170)
Amortization of deferred financing costs	455	247
Amortization of deferred offering costs		26
Purchases of investments and change in payable for investments purchased	(133,118)	(172,230)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	21,295	24,143
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(376)	(1,358)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(19)	—
(Increase) decrease in other assets	(2,778)	769
(Decrease) increase in payable to affiliates	152	(280)
(Decrease) increase in management fees payable	115
(Decrease) increase in incentive fees payable	5	25
(Decrease) increase in interest payable	379	1,259
(Decrease) increase in accrued expenses and other liabilities	(183)	1,776
Net cash provided by (used in) operating activities	(106,058)	(137,421)
Cash flows from financing activities:
Borrowings on debt	104,100	111,000
Repayments on debt	(37,000)	(25,400)
Deferred financing costs paid	(62)	(146)
Distributions paid	(10,660)	(7,475)
Proceeds from issuance of Common units	50,294	39,398
Net Cash provided by (used in) financing activities	106,672	117,377
Net increase (decrease) in cash and cash equivalents	614	(20,044)
Effect of foreign exchange rate changes on cash	5
Cash and cash equivalents at beginning of period	2,187	24,832
Cash and cash equivalents at end of period	$2,806	$4,788
Supplemental information and non-cash activities:
Excise tax paid	$27	$2
Interest expense paid	$6,638	$2,437
Accrued but unpaid distributions	$1,324	$969
Non-cash purchases of investments	$(2,226)	$—
Non-cash sales of investments	$2,226	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
Mantech International CP	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	09/14/2029	2,643	$2,643	$2,643	1.37%
Mantech International CP	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	09/14/2029	—	—	—	0.00
Mantech International CP	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	09/14/2028	—	—	—	0.00
								2,643	2,643	1.37
Automobile Components
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.89%	08/05/2028	2,995	2,951	2,859	1.48
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.89%	08/05/2028	659	649	629	0.33
Sonny's Enterprises, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.89%	08/05/2027	232	226	206	0.11
								3,826	3,694	1.92
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	1,515	1,494	1,508	0.78
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	779	760	767	0.40
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	9.06%	01/29/2030	34	31	33	0.02
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	4,029	3,993	4,024	2.09
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(2)	(2)	0.00
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.63%	08/15/2031	—	(4)	—	0.00
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	250	248	250	0.13
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	2,143	2,120	2,143	1.11
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.16%	05/24/2028	—	—	—	0.00
								8,640	8,723	4.53
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	1,885	1,868	1,881	0.98
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	—	(4)	(2)	0.00
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.75%	01/30/2032	79	77	78	0.04
								1,941	1,957	1.02
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	5,247	5,245	5,247	2.72
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.25%	04/23/2027	—	—	—	0.00
								5,245	5,247	2.72
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	10.04%	03/31/2028	3,411	3,354	3,215	1.67
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	10.04%	03/31/2028	974	955	918	0.48
								4,309	4,133	2.15
Commercial Services & Supplies
Consor Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	685	680	685	0.36
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	—	(2)	—	0.00
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.75%	05/12/2031	—	(1)	—	0.00
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	2,802	2,778	2,802	1.45
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(3)	—	0.00

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.91%	08/27/2031	—	(4)	—	0.00
EnergySolutions, LLC		First Lien Debt	S +	3.25%	7.41%	09/20/2030	824	825	829	0.43
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	573	571	573	0.30
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	52	51	52	0.03
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	9.31%	02/02/2032	—	—	—	0.00
Hercules Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	12/15/2028	2,018	2,006	2,018	1.05
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	4,566	4,526	4,547	2.36
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.00%	06/30/2031	45	44	45	0.02
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.00%	06/28/2030	—	—	—	0.00
Pye-Barker Fire & Safety, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	1,755	1,755	1,751	0.91
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	05/26/2031	382	378	381	0.20
Pye-Barker Fire & Safety, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	05/24/2030	30	28	30	0.02
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	2,737	2,711	2,709	1.41
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(4)	(8)	0.00
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.70%	05/24/2032	—	(4)	(4)	0.00
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	3,182	3,154	3,172	1.65
Routeware, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	91	84	86	0.04
Routeware, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.28%	09/18/2031	68	65	67	0.03
Tamarack Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	1,824	1,819	1,819	0.94
Tamarack Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	610	597	597	0.31
Tamarack Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.15%	03/12/2029	—	(1)	(1)	0.00
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	3,225	3,194	3,208	1.67
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	08/20/2031	177	172	175	0.09
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.82%	08/20/2030	—	(3)	—	0.00
Vensure Employer Services, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	9.04%	09/29/2031	2,319	2,300	2,319	1.20
Vensure Employer Services, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	9.04%	09/29/2031	—	(2)	—	0.00
VRC Companies, LLC	(5) (13)	First Lien Debt	S +	5.00%	9.04%	06/29/2027	835	815	815	0.42
								28,529	28,667	14.88
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	3,206	3,179	3,151	1.64
Arcoro Holdings Corp.	(5) (6) (13)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	—	(4)	(5)	0.00
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	1,268	1,268	1,268	0.66
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.77%	02/01/2030	775	768	768	0.40
LJ Avalon Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.77%	02/01/2029	—	(3)	—	0.00
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	3,645	3,634	3,645	1.89
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	555	551	555	0.29
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	08/29/2031	—	(2)	—	0.00
								9,391	9,382	4.87
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.81%	02/03/2031	3,655	3,625	3,655	1.90

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
PDI TA Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	9.81%	02/03/2031	121	119	121	0.06
								3,744	3,776	1.96
Distributors
Bradyplus Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.31%	10/31/2029	3,106	3,060	3,106	1.61
Bradyplus Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.31%	10/31/2029	30	29	30	0.02
								3,089	3,136	1.63
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	2,343	2,314	2,307	1.20
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	66	62	56	0.03
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	9.25%	05/23/2030	208	204	203	0.11
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	05/23/2031	702	692	680	0.35
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	2,116	2,096	2,111	1.10
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(3)	(2)	0.00
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2032	—	(2)	(1)	0.00
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	943	935	943	0.49
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(1)	—	0.00
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.68%	09/08/2031	—	(1)	—	0.00
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	5,850	5,800	5,823	3.02
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.32%	06/17/2031	—	(1)	—	0.00
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.32%	06/17/2030	12	11	11	0.01
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	2,702	2,657	2,702	1.40
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	—	(6)	—	0.00
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	9.41%	02/14/2031	—	(7)	—	0.00
GarageCo Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	773	765	765	0.40
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.25%	08/02/2032	—	(6)	(6)	0.00
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.25%	07/30/2032	—	(3)	(3)	0.00
Kodiak Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.50%	07/26/2032	1,227	1,215	1,215	0.63
Kodiak Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	07/26/2032	—	(2)	(2)	0.00
Kodiak Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	07/23/2032	—	(3)	(3)	0.00
LHS Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	3,850	3,793	3,793	1.97
LHS Borrower, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.41%	09/04/2031	—	(4)	(4)	0.00
								20,505	20,588	10.69
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	1,676	1,668	1,676	0.87
Accel International Holdings, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.81%	04/26/2032	—	(2)	—	0.00
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	775	765	748	0.39
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	—	(2)	(11)	(0.01)
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.44%	10/15/2031	53	51	48	0.02
								2,480	2,461	1.28
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	2,250	2,228	2,227	1.16
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	440	433	430	0.22

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.65%	06/04/2032	—	(5)	(5)	0.00
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	731	725	731	0.38
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.91%	11/17/2031	—	—	—	0.00
NSI Holdings, Inc.	(5) (13)	First Lien Debt	P +	3.75%	11.00%	11/17/2031	4	2	4	0.00
								3,383	3,387	1.76
Financial Services
BCTO Bluebill Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	4,889	4,841	4,841	2.51
BCTO Bluebill Midco, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.81%	07/30/2032	—	(6)	(6)	0.00
Cliffwater, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	04/22/2032	3,635	3,601	3,599	1.87
Cliffwater, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	04/22/2032	—	(3)	(4)	0.00
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	1,544	1,530	1,528	0.79
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	478	469	462	0.24
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	08/29/2031	73	70	69	0.04
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	3,028	2,991	3,006	1.56
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	01/31/2031	—	(3)	(2)	0.00
RFS Opco, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	8.75%	04/04/2031	1,485	1,486	1,485	0.77
RFS Opco, LLC	(5) (8) (13)	First Lien Debt	S +	3.50%	7.66%	04/04/2029	1,010	999	1,010	0.52
								15,975	15,988	8.30
Ground Transportation
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	2,453	2,441	2,441	1.27
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	2,974	2,955	2,965	1.54
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	934	903	913	0.47
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.75%	06/02/2031	—	(7)	(2)	0.00
								6,292	6,317	3.28
Health Care Equipment & Supplies
Medline Borrower, LP	(8)	First Lien Debt	S +	2.00%	6.16%	10/23/2030	893	894	892	0.46
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	3,338	3,317	3,338	1.73
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	—	(2)	—	0.00
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.66%	12/19/2029	—	(4)	—	0.00
								4,205	4,230	2.20
Health Care Providers & Services
DCA Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.50%	10.44%	04/03/2028	7,241	7,205	6,812	3.54
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	10.53%	08/18/2028	5,534	5,509	5,489	2.85
iCIMS, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75%	10.53%	08/18/2028	137	135	133	0.07
Imagine 360, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	3,217	3,193	3,217	1.67
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	(2)	—	0.00
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	10/02/2028	—	(2)	—	0.00
Invictus Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	1,604	1,590	1,604	0.83
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	—	(3)	—	0.00
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.50%	06/03/2031	—	(2)	—	0.00
Merative LP	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	6,176	6,146	6,146	3.19
Merative LP	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(2)	(2)	0.00
Merative LP	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	09/30/2032	—	(3)	(3)	0.00

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	4,846	4,798	4,798	2.49
mPulse Mobile, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	—	(2)	(2)	0.00
mPulse Mobile, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	08/26/2032	—	(7)	(7)	0.00
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	10.20%	08/31/2029	1,975	1,975	1,975	1.03
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	10.20%	08/31/2029	1,252	1,243	1,252	0.65
								31,771	31,412	16.31
Health Care Technology
Hyland Software, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.16%	09/19/2030	3,746	3,709	3,746	1.94
Hyland Software, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.16%	09/19/2029	—	(1)	—	0.00
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	2.75%	7.03%	03/10/2028	985	983	985	0.51
								4,691	4,731	2.46
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.89%	01/30/2031	3,783	3,759	3,783	1.96
Aptean, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.89%	01/30/2031	—	(2)	—	0.00
Aptean, Inc.	(5) (13)	First Lien Debt	P +	3.75%	11.00%	01/30/2031	25	23	25	0.01
Raptor Merger Sub Debt, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	3,391	3,391	3,391	1.76
Raptor Merger Sub Debt, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	21	21	21	0.01
Raptor Merger Sub Debt, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.50%	04/01/2029	147	147	147	0.08
								7,339	7,367	3.82
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.67%	09/19/2031	983	986	980	0.51
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	10/29/2030	100	95	100	0.05
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	10/29/2029	—	(1)	—	0.00
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	2,287	2,264	2,287	1.19
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.50%	09/29/2028	2,423	2,409	2,423	1.26
Higginbotham Insurance Agency, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.67%	11/24/2028	4,720	4,713	4,720	2.45
Higginbotham Insurance Agency, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.67%	11/24/2028	387	384	387	0.20
High Street Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.25%	04/14/2028	646	636	646	0.34
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	4,902	4,902	4,902	2.54
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.20%	08/25/2028	—	—	—	0.00
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.15%	10/16/2028	2,880	2,876	2,880	1.49
USI, Inc.		First Lien Debt	S +	2.25%	6.25%	11/21/2029	980	984	979	0.51
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.00%	04/03/2030	5,451	5,348	5,451	2.83
								25,596	25,755	13.37
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (9)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	3,491	3,456	3,456	1.79
FMG Suite Holdings, LLC	(5) (13)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	—	(5)	(5)	0.00
FMG Suite Holdings, LLC	(5) (13)	First Lien Debt	S +	4.75%	8.91%	09/09/2032	—	(5)	(5)	0.00
								3,446	3,446	1.79
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	2,162	2,143	2,162	1.12
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.16%	12/30/2031	705	696	705	0.37
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.16%	12/30/2030	—	(3)	—	0.00

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Asurion, LLC		First Lien Debt	S +	3.25%	7.53%	07/31/2027	979	972	979	0.51
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.76%	03/09/2028	3,880	3,840	3,854	2.00
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.76%	03/09/2028	2,000	1,990	1,986	1.03
Ridge Trail US Bidco, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	3,896	3,850	3,896	2.02
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.50%	8.37%	09/30/2031	—	(7)	—	0.00
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.37%	03/31/2031	106	101	106	0.06
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	3,382	3,351	3,374	1.75
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	500	492	497	0.26
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	02/02/2032	47	43	46	0.02
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	3,611	3,580	3,611	1.87
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	187	182	187	0.10
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	8.75%	08/15/2031	—	(3)	—	0.00
								21,227	21,403	11.11
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	4,800	4,759	4,800	2.49
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	—	—	0.00
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.75%	06/27/2031	—	(1)	—	0.00
Parexel International Corporation	(8)	First Lien Debt	S +	2.50%	6.66%	11/15/2028	942	943	943	0.49
								5,701	5,743	2.98
Machinery
TK Elevator US Newco, Inc.	(8)	First Lien Debt	S +	3.00%	7.20%	04/30/2030	983	986	985	0.51
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	3,237	3,194	3,237	1.68
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	722	714	722	0.37
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.66%	12/23/2030	225	218	225	0.12
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	4,072	4,037	4,072	2.11
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	738	729	738	0.38
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.93%	07/24/2031	—	(4)	—	0.00
								8,888	8,994	4.67
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	900	896	896	0.47
Real Chemistry Intermediate III, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	154	152	152	0.08
Real Chemistry Intermediate III, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.50%	04/12/2032	—	(1)	(1)	0.00
								1,047	1,047	0.54
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	1,557	1,543	1,557	0.81
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	42	41	42	0.02
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.00%	11/17/2031	—	(2)	—	0.00
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	1,621	1,607	1,621	0.84
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	2,515	2,481	2,503	1.30
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.54%	08/11/2031	—	(5)	—	0.00
Bridgepointe Technologies, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	9.00%	12/31/2027	895	868	868	0.45
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	6,188	6,159	6,188	3.21

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Bullhorn, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	771	770	771	0.40
Bullhorn, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	9.16%	10/01/2029	45	43	45	0.02
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	572	567	571	0.30
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	62	60	61	0.03
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	8.25%	11/18/2031	—	(1)	—	0.00
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	9.08%	07/22/2031	4,623	4,603	4,623	2.40
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	9.08%	07/22/2031	—	(3)	—	0.00
Corporation Service Company		First Lien Debt	S +	2.00%	6.16%	11/02/2029	833	836	823	0.43
Crisis Prevention Institute, Inc.	(8) (9)	First Lien Debt	S +	4.00%	8.00%	04/09/2031	993	988	985	0.51
Deerfield Dakota Holding, LLC	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.81%	09/13/2032	9,142	9,051	9,051	4.70
Deerfield Dakota Holding, LLC	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.81%	09/13/2032	—	(8)	(8)	0.00
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	893	886	889	0.46
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.31%	09/22/2028	—	(1)	(1)	0.00
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	439	435	439	0.23
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	28	26	28	0.01
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.95%	11/21/2031	9	8	9	0.00
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.25%	05/06/2031	4,203	4,168	4,197	2.18
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.25%	05/06/2031	115	113	115	0.06
Verdantas, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.25%	05/06/2030	140	137	140	0.07
								35,370	35,517	18.44
Real Estate Management & Development
Associations, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	865	864	865	0.45
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	26	26	26	0.01
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	11.08%	07/03/2028	—	—	—	0.00
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	687	684	687	0.36
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	—	—	0.00
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.66%	01/12/2032	—	(1)	—	0.00
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	6,585	6,567	6,578	3.41
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	38	32	32	0.02
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.75%	02/10/2028	329	327	328	0.17
								8,499	8,516	4.42
Software
Apryse Software Corp.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.75%	06/28/2032	3,694	3,658	3,671	1.91
Apryse Software Corp.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.75%	06/28/2032	—	(3)	(2)	0.00
Artifact Bidco, Inc.	(5) (9)	First Lien Debt	S +	4.25%	8.25%	07/28/2031	2,113	2,095	2,113	1.10
Artifact Bidco, Inc.	(5) (13)	First Lien Debt	S +	4.25%	8.25%	07/28/2031	—	(2)	—	0.00
Artifact Bidco, Inc.	(5) (13)	First Lien Debt	S +	4.25%	8.25%	07/26/2030	—	(3)	—	0.00
AuditBoard, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	3,000	2,974	3,000	1.56
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(6)	—	0.00
AuditBoard, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.50%	07/14/2031	—	(5)	—	0.00
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	1,211	1,200	1,199	0.62

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	754	746	745	0.39
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	9.41%	01/02/2031	—	(1)	(1)	0.00
Central Parent, Inc.		First Lien Debt	S +	3.25%	7.25%	07/06/2029	990	993	854	0.44
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	5,627	5,593	5,627	2.92
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	—	(5)	—	0.00
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.20%	08/02/2030	60	57	60	0.03
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	2,947	2,940	2,940	1.53
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(1)	(1)	0.00
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	8.25%	05/28/2032	—	(1)	(1)	0.00
Espresso Bidco, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	2,178	2,148	2,145	1.11
Espresso Bidco, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	—	(4)	(9)	0.00
Espresso Bidco, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25% (incl. 3.13% PIK)	9.75%	03/25/2032	—	(4)	(4)	0.00
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	6799	6,769	6,799	3.53
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	42	41	42	0.02
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	9.29%	07/02/2031	—	—	—	0.00
Formstack Acquisition, Co.	(5) (6) (9)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	1,857	1,835	1,853	0.96
Formstack Acquisition, Co.	(5) (6) (13)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	183	178	181	0.09
Formstack Acquisition, Co.	(5) (6) (13)	First Lien Debt	S +	5.50%	9.50%	03/28/2030	60	56	59	0.03
Fullsteam Operations, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	4,846	4,799	4,799	2.49
Fullsteam Operations, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	(8)	(8)	0.00
Fullsteam Operations, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.48%	08/08/2031	—	(5)	(5)	0.00
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	2,377	2,359	2,377	1.23
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.06%	01/17/2031	1,813	1,804	1,813	0.94
Granicus, Inc.	(5) (13)	First Lien Debt	P +	4.25%	11.75%	01/17/2031	—	(2)	—	0.00
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	6,476	6,450	6,476	3.36
GS AcquisitionCo, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	6	6	6	0.00
GS AcquisitionCo, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	9.25%	05/25/2028	162	161	162	0.08
Hootsuite, Inc.	(5) (9) (10)	First Lien Debt	S +	5.50%	9.50%	05/22/2030	2,666	2,634	2,666	1.38
Hootsuite, Inc.	(5) (10) (13)	First Lien Debt	S +	5.50%	9.50%	05/22/2030	—	(3)	—	0.00
Icefall Parent, Inc.	(5) (6) (9)	First Lien Debt	S +	4.75%	8.81%	01/25/2030	2,653	2,612	2,653	1.38
Icefall Parent, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	8.81%	01/25/2030	—	(4)	—	0.00
LogRhythm, Inc.	(5) (6) (9)	First Lien Debt	S +	7.50%	11.66%	07/02/2029	1,364	1,331	1,326	0.69
LogRhythm, Inc.	(5) (6) (13)	First Lien Debt	S +	7.50%	11.66%	07/02/2029	—	(3)	(4)	0.00
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	4,138	4,084	4,138	2.15
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	—	(11)	—	0.00
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	4,852	4,825	4,831	2.51
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(1)	—	0.00
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.98%	01/27/2032	—	(1)	—	0.00

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	3,257	3,216	3,235	1.68
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	—	(7)	(8)	0.00
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	10.00%	11/10/2028	129	122	125	0.06
								65,606	65,852	34.18
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.70%	04/23/2031	985	986	982	0.51
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	3,496	3,462	3,496	1.81
CCI Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	9.00%	05/13/2032	—	(2)	—	0.00
Mobile Communications America, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	9.04%	10/16/2029	81	76	81	0.04
								3,536	3,577	1.86
Total Debt Investments - non-controlled/non-affiliated								$348,886	$349,656	181.50%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (6) (14)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	1,398	1,398	1,398	0.73
KWOR Acquisition, Inc.	(5) (6) (13) (14)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	8	1	8	0.00
KWOR Acquisition, Inc.	(5) (6) (13) (14)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.45%	02/28/2030	11	1	11	0.01
KWOR Acquisition, Inc.	(5) (6) (14)	Other Debt	S +	8.00% PIK	12.17%	02/28/2030	482	482	482	0.25
								1,882	1,899	0.99
Total Debt Investments - non-controlled/affiliated								$1,882	$1,899	0.99%
Total Debt Investments								$350,768	$351,555	182.49%

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity		02/03/2025	50	$48	$58	0.03%
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (11)	Preferred Equity	12.50% PIK	09/05/2024	15	148	149	0.08
LHS Borrower, LLC	(5) (11) (12)	Common Equity		09/04/2025	250	242	242	0.13
						390	391	0.20
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity		10/15/2024	1,500	150	88	0.05
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (11) (12)	Common Equity		09/09/2025	250	—	—	0.00
FMG Suite Holdings, LLC	(5) (11)	Preferred Equity		09/09/2025	250	251	251	0.13

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
							251	251	0.13
Professional Services
Verdantas, LLC	(5) (11) (12)	Common Equity			05/03/2024	796	1	1	0.00
Verdantas, LLC	(5) (11)	Preferred Equity		10.00%	05/03/2024	78,804	91	105	0.05
							92	106	0.06
Total Equity Investments - non-controlled/non-affiliated							$931	$894	0.46%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (11) (12) (14)	Common Equity			2/28/2025	283	109	11	0.01
KWOR Intermediate I, Inc.	(5) (11) (14)	Preferred Equity	S +	8.00% PIK	02/28/2025	302,502	302	302	0.16
							411	313	0.16
Total Equity Investments - non-controlled/affiliated							$411	$313	0.16%
Total Portfolio Investments							$352,110	$352,762	183.11%
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund- Institutional Shares				3.99%			$6,558	$6,558	3.4%
Cash							2,806	2,806	1.46
Total Cash and Cash Equivalents and Short Term Investments							$9,364	$9,364	4.86%
Total Portfolio Investments, Cash, and Cash Equivalents and Short Term Investments							$361,474	$362,126	187.97%
(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25.00% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2025 the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5.00% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025. As of September 30, 2025, the reference rates for our variable rate loans were the C at 2.56%, 1-month E at 1.93%, 1-month S at 4.13%, 3-month S at 3.98%, 6-month S at 3.85%, SA at 3.97% and the P at 7.25%.
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
(5)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Company's Valuation Designee (the “Valuation Designee”), under the supervision of the Company’s Board of Directors (the "Board of Directors" or the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(6)
Loan includes interest rate floor of 1.00%.

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

(7)
Loan includes interest rate floor of 0.75%.
(8)
Loan includes interest rate floor of 0.50%.
(9)
Assets or a portion thereof are pledged as collateral for the Citibank Funding Facility. See Note 6 "Debt".
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 4.79% of total assets as calculated in accordance with regulatory requirements.
(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2025, the aggregate fair value of these securities is $1,207 or 0.63% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)
Non-income producing security.
(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2025.

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	$51	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	304	—
Accel International Holdings, Inc.	Revolver	04/26/2032	288	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	219	—
Accordion Partners, LLC	Revolver	11/17/2031	174	—
Any Hour, LLC	Delayed Draw Term Loan	05/23/2026	625	(9)
Any Hour, LLC	Revolver	05/23/2030	139	(2)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	548	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	364	—
Apryse Software Corp.	Revolver	06/28/2032	306	(2)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	435	—
Aptean, Inc.	Revolver	01/30/2031	228	—
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(4)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2026	669	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	1,617	(9)
Ascend Partner Services, LLC	Revolver	08/11/2031	561	—
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	42	—
Associations, Inc.	Revolver	07/03/2028	54	—
AuditBoard, Inc.	Delayed Draw Term Loan	07/12/2026	1,429	—
AuditBoard, Inc.	Revolver	07/14/2031	571	—
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	611	(6)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	04/15/2027	126	(1)
Banyan Software Holdings, LLC	Revolver	01/02/2031	130	(1)
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	62	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	4,105	(21)
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	21	—
Bullhorn, Inc.	Revolver	10/01/2029	291	—
CCI Buyer, Inc.	Revolver	05/13/2032	204	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	01/29/2026	73	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	1,409	(7)
COP Collisionright Parent, LLC	Revolver	01/29/2030	206	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	471	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	230	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	133	—
Cliffwater, LLC	Revolver	04/22/2032	346	(3)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	1,333	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	05/10/2026	270	—
Consor Intermediate II, LLC	Revolver	05/12/2031	122	—
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(2)
DA Blocker Corp.	Revolver	02/10/2032	220	(1)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	857	(9)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	824	—
Diligent Corporation	Revolver	08/02/2030	489	—
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	500	(2)
Drivecentric Holdings, LLC	Revolver	08/15/2031	471	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	784	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	470	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	—
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	—
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	526	(1)
Emburse, Inc.	Revolver	05/28/2032	526	(1)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	593	(9)
Espresso Bidco, Inc.	Revolver	03/25/2032	264	(4)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	92	—
Essential Services Holding Corporation	Revolver	06/17/2030	46	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	943	(5)
FMG Suite Holdings, LLC	Revolver	09/09/2032	566	(6)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	282	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	100	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	03/30/2026	561	(1)
Formstack Acquisition, Co.	Revolver	03/28/2030	315	(1)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	1,900	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	134	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	1,615	(8)
Fullsteam Operations, LLC	Revolver	08/08/2031	538	(5)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	03/26/2026	10	—
GS AcquisitionCo, Inc.	Revolver	05/25/2028	325	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,136	(6)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	341	(3)
Granicus, Inc.	Delayed Draw Term Loan	01/17/2026	559	—
Granicus, Inc.	Revolver	01/17/2031	329	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	45	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	03/27/2026	289	—
Hootsuite, Inc.	Revolver	05/22/2030	300	—
Hyland Software, Inc.	Revolver	09/19/2029	181	—
IG Investment Holdings, LLC	Revolver	09/22/2028	101	(1)
Icefall Parent, Inc.	Revolver	01/25/2030	261	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	—
Imagine 360, LLC	Revolver	10/02/2028	284	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	191	—
Inhabitiq, Inc.	Revolver	01/12/2032	120	—

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	675	—
Invictus Buyer, LLC	Revolver	06/03/2031	250	—
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	429	(2)
Kodiak Buyer, LLC	Revolver	07/26/2032	343	(3)
LHS Borrower, LLC	Revolver	09/04/2031	293	(4)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/12/2027	1,010	(6)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	443	—
LogRhythm, Inc.	Revolver	07/02/2029	136	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	08/29/2026	434	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	738	(7)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	333	(3)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	2,091	(5)
MRI Software, LLC	Revolver	02/10/2028	455	(1)
Mantech International CP	Delayed Draw Term Loan	12/14/2025	126	—
Mantech International CP	Revolver	09/14/2028	318	—
Merative LP	Delayed Draw Term Loan	09/30/2027	706	(2)
Merative LP	Revolver	09/30/2032	618	(3)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	919	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	98	—
Model N, Inc.	Revolver	06/27/2031	52	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	560	(6)
NDT Global Holding, Inc.	Revolver	06/04/2032	500	(5)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	132	—
NSI Holdings, Inc.	Revolver	11/17/2031	128	—
Nasuni Corporation	Revolver	09/10/2030	862	—
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	278	—
Onit, Inc.	Revolver	01/27/2032	93	—
PDI TA Holdings, Inc.	Revolver	02/03/2031	182	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(2)
Project Potter Buyer, LLC	Revolver	04/23/2027	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	05/24/2026	320	(1)
Pye-Barker Fire & Safety, LLC	Revolver	05/24/2030	213	(1)
RFS Opco, LLC	Revolver	04/04/2029	490	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	842	(9)
Railpros Parent, LLC	Revolver	05/24/2032	421	(4)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	11/09/2026	1,029	—
Raptor Merger Sub Debt, LLC	Revolver	04/01/2029	403	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	246	(1)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	200	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	1,181	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	287	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,386	(5)
Routeware, Inc.	Revolver	09/18/2031	273	(1)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	7,547	(19)
SV Newco 2, Inc.	Revolver	06/02/2031	563	(2)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,191	(8)
Saturn Borrower, Inc.	Revolver	11/10/2028	407	(3)
Sonny's Enterprises, LLC	Revolver	08/05/2027	347	(16)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(11)
Spark Buyer, LLC	Revolver	10/15/2031	103	(4)
Superman Holdings, LLC	Delayed Draw Term Loan	08/28/2026	315	—
Superman Holdings, LLC	Revolver	08/29/2031	387	—
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	1,464	(9)
Tamarack Intermediate, LLC	Revolver	03/12/2029	572	(2)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	677	(2)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	394	(1)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	12/21/2026	362	—
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	390	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	366	(2)
Transit Technologies, LLC	Revolver	08/20/2030	341	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	414	—
UHY Advisors, Inc.	Revolver	11/21/2031	108	—
VRC Companies, LLC	Delayed Draw Term Loan	09/15/2026	1,165	(11)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	788	(2)
Vamos Bidco, Inc.	Revolver	01/30/2032	158	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/05/2025	67	—
Vehlo Purchaser, LLC	Delayed Draw Term Loan	12/18/2026	586	—
Vehlo Purchaser, LLC	Revolver	05/24/2028	12	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	09/27/2026	164	—
Verdantas, LLC	Revolver	05/06/2030	152	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	620	—
Vessco Midco Holdings, LLC	Revolver	07/24/2031	453	—
Victors Purchaser, LLC	Delayed Draw Term Loan	08/15/2026	678	—
Victors Purchaser, LLC	Revolver	08/15/2031	495	—
iCIMS, Inc.	Revolver	08/18/2028	353	(3)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	462	(2)
mPulse Mobile, Inc.	Revolver	08/26/2032	692	(7)
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$84,539	$(316)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	307	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	225	—
Total First Lien Debt Unfunded Commitments – non-controlled/affiliated			$532	$—
Total Unfunded Commitments			$85,071	$(316)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

(In thousands, except share amounts)

(14)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5.00% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended September 30, 2025 were as follows:

	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)	$—	$2,293	$—	$(81)	$—	$2,212	$124
Total	$—	$2,293	$—	$(81)	$—	$2,212	$124

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

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Mantech International CP	(5) (7)	First Lien Debt	S +	5.00%	9.59%	9/14/2029	2,676	$2,676	$2,676	1.86%
Mantech International CP	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	9/14/2029	—	—	—	—
Mantech International CP	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	9/14/2028	—	—	—	—
								2,676	2,676	1.86
Automobile Components
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.50%	10.17%	8/5/2028	3,018	2,964	2,922	2.03
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.50%	10.17%	8/5/2028	664	652	642	0.45
Sonny's Enterprises, LLC	(5) (6) (9) (14)	First Lien Debt	S +	5.50%	10.17%	8/5/2027	145	136	126	0.09
								3,752	3,690	2.56
Automobiles
COP Collisionright Parent, LLC	(5) (6)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	1,164	1,143	1,150	0.80
COP Collisionright Parent, LLC	(5) (6) (9) (14)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	341	332	333	0.23
COP Collisionright Parent, LLC	(5) (6) (9) (14)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	28	25	26	0.02
Drivecentric Holdings, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.27%	8/15/2031	3,529	3,495	3,527	2.45
Drivecentric Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.27%	8/15/2031	—	(4)	—	—
Vehlo Purchaser, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	251	248	248	0.17
Vehlo Purchaser, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	61	54	52	0.04
Vehlo Purchaser, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	—	—	—	—
								5,293	5,336	3.70
Beverages
Triton Water Holdings, Inc.	(8) (9)	First Lien Debt	S +	3.25%	7.84%	3/31/2028	987	981	994	0.69
								981	994	0.69
Biotechnology
GraphPad Software, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	5,516	5,490	5,516	3.83
GraphPad Software, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	11	10	11	0.01
GraphPad Software, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	—	—	—	—
								5,500	5,527	3.83
Building Products
Project Potter Buyer, LLC	(5) (6)	First Lien Debt	S +	6.00%	10.33%	4/23/2027	4,786	4,786	4,786	3.32
Project Potter Buyer, LLC	(5) (6) (9) (14)	First Lien Debt	S +	6.00%	10.33%	4/23/2026	—	—	—	—
								4,786	4,786	3.32
Chemicals
Tank Holding Corp.	(5) (7)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	3,437	3,365	3,422	2.37
Tank Holding Corp.	(5) (7) (9) (14)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	833	812	829	0.58
								4,177	4,251	2.95
Commercial Services & Supplies
Consor Intermediate II, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	502	498	499	0.35
Consor Intermediate II, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	—	(2)	(3)	(0.00)
Consor Intermediate II, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	—	(1)	(1)	(0.00)
CRCI Longhorn Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	2,824	2,796	2,824	1.96

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
CRCI Longhorn Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	—	(3)	—	—
CRCI Longhorn Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	212	207	212	0.15
EnergySolutions, LLC	(8) (9)	First Lien Debt	S +	3.25%	7.61%	9/20/2030	831	832	833	0.58
Hercules Borrower, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	194	186	188	0.13
HSI Halo Acquisition, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.59%	6/30/2031	4,600	4,557	4,600	3.19
HSI Halo Acquisition, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	6/30/2031	16	15	16	0.01
HSI Halo Acquisition, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	6/28/2030	—	(1)	—	—
Pye-Barker Fire & Safety, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	5/26/2031	1,755	1,755	1,755	1.22
Pye-Barker Fire & Safety, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.83%	5/26/2031	250	245	250	0.17
Pye-Barker Fire & Safety, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.83%	5/24/2030	30	28	30	0.02
Routeware, Inc.	(5) (6)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	3,182	3,151	3,182	2.21
Routeware, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	—	(7)	—	—
Routeware, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	—	(3)	—	—
Transit Technologies, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.51%	8/20/2031	1,591	1,576	1,591	1.10
Transit Technologies, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.51%	8/20/2031	—	(3)	—	—
Transit Technologies, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.51%	8/20/2030	—	(3)	—	—
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	5.00%	9.33%	9/29/2031	1,993	1,974	1,993	1.38
Vensure Employer Services, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	5.00%	9.33%	9/29/2031	77	74	77	0.05
								17,871	18,046	12.52
Construction & Engineering
Arcoro Holdings Corp.	(5) (6)	First Lien Debt	S +	5.50%	9.83%	3/28/2030	1,730	1,700	1,718	1.19
Arcoro Holdings Corp.	(5) (6) (9) (14)	First Lien Debt	S +	5.50%	9.83%	3/28/2030	—	(5)	(2)	(0.00)
Superman Holdings, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	2,673	2,660	2,673	1.85
Superman Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	—	(2)	—	—
Superman Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	—	(2)	—	—
								4,351	4,389	3.05
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	2,986	2,961	2,971	2.06
PDI TA Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	388	382	384	0.27
PDI TA Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	—	(3)	(2)	(0.00)
								3,340	3,353	2.33
Distributors
Avalara, Inc.	(5) (7)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	5,857	5,824	5,857	4.06
Avalara, Inc.	(5) (9) (14)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(3)	—	—
Bradyplus Holdings, LLC	(5) (6)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	3,129	3,077	3,129	2.17
Bradyplus Holdings, LLC	(5) (6) (9) (14)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	20	18	20	0.01
								8,916	9,006	6.25
Diversified Consumer Services
Any Hour, LLC	(5)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	2,360	2,328	2,336	1.62
Any Hour, LLC	(5) (9) (14)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	67	62	60	0.04
Any Hour, LLC	(5) (9) (14)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	166	161	163	0.11
Any Hour, LLC	(5) (9)	Other Debt		13.00% PIK	13.00%	5/23/2031	637	626	630	0.44
Eclipse Buyer, Inc.	(5) (8)	First Lien Debt	S +	4.75%	9.26%	9/8/2031	943	934	943	0.65

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Eclipse Buyer, Inc.	(5) (8) (14)	First Lien Debt	S +	4.75%	9.26%	9/8/2031	—	(1)	—	—
Eclipse Buyer, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.26%	9/6/2031	—	(1)	—	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.65%	6/17/2031	5,850	5,795	5,850	4.06
Essential Services Holding Corporation	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.65%	6/17/2031	—	—	—	—
Essential Services Holding Corporation	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.65%	6/17/2030	—	(1)	—	—
EVDR Purchaser, Inc.	(5) (7)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	2,722	2,673	2,722	1.89
EVDR Purchaser, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	—	(7)	—	—
EVDR Purchaser, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	78	70	78	0.05
								12,639	12,782	8.87
Electrical Equipment
Spark Buyer, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	781	770	770	0.53
Spark Buyer, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(3)	(3)	(0.00)
Spark Buyer, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(2)	(2)	(0.00)
								765	765	0.53
Electronic Equipment, Instruments & Components
NSi Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	737	730	730	0.51
NSi Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(1)	(1)	(0.00)
NSi Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(1)	(1)	(0.00)
								728	728	0.51
Financial Services
MAI Capital Management Intermediate, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	1,544	1,529	1,544	1.07
MAI Capital Management Intermediate, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	289	283	289	0.20
MAI Capital Management Intermediate, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	46	43	46	0.03
PMA Parent Holdings, LLC	(5) (7)	First Lien Debt	S +	5.50%	9.83%	1/31/2031	2,102	2,071	2,071	1.44
PMA Parent Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	9.83%	1/31/2031	—	(2)	(2)	(0.00)
RFS Opco, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.08%	4/4/2031	1,496	1,483	1,490	1.03
RFS Opco, LLC	(5) (8) (9) (14)	First Lien Debt	S +	3.50%	7.83%	4/4/2029	270	257	264	0.18
								5,664	5,702	3.96
Ground Transportation
SV Newco 2, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	1,496	1,475	1,484	1.03
SV Newco 2, Inc.	(5) (7) (9) (10) (14)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	—	(6)	(7)	(0.00)
SV Newco 2, Inc.	(5) (7) (9) (10) (14)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	—	(8)	(4)	(0.00)
								1,461	1,473	1.02
Health Care Equipment & Supplies
Medline Borrower, LP	(8) (9)	First Lien Debt	S +	2.25%	6.61%	10/23/2028	899	901	902	0.63
Tidi Legacy Products, Inc.	(5) (6)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	1,363	1,339	1,361	0.94
Tidi Legacy Products, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(3)	(1)	(0.00)
Tidi Legacy Products, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(4)	(1)	(0.00)
								2,233	2,261	1.57
Health Care Providers & Services
DCA Investment Holdings, LLC	(5) (7)	First Lien Debt	S +	6.50%	10.77%	4/3/2028	7,301	7,255	7,245	5.03

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
iCIMS, Inc.	(5) (7)	First Lien Debt	S +	5.75%	10.38%	8/18/2028	5,534	5,504	5,534	3.84
iCIMS, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.75%	10.38%	8/18/2028	98	95	98	0.07
Imagine 360, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	3,242	3,211	3,242	2.25
Imagine 360, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	—	(2)	—	—
Imagine 360, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	—	(3)	—	—
Invictus Buyer, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	1,616	1,601	1,611	1.12
Invictus Buyer, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	—	(3)	(2)	(0.00)
Invictus Buyer, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	—	(2)	(1)	(0.00)
PPV Intermediate Holdings, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.26%	8/31/2029	1,990	1,990	1,988	1.38
PPV Intermediate Holdings, LLC	(5) (7)	First Lien Debt	S +	6.00%	10.52%	8/31/2029	1,262	1,251	1,262	0.88
								20,897	20,977	14.55
Health Care Technology
Hyland Software, Inc.	(5) (7)	First Lien Debt	S +	6.00%	10.36%	9/19/2030	3,774	3,733	3,774	2.62
Hyland Software, Inc.	(5) (7)	First Lien Debt	S +	6.00%	10.36%	9/19/2029	—	(2)	—	—
Project Ruby Ultimate Parent Corp.	(9)	First Lien Debt	S +	3.00%	7.47%	3/10/2028	990	988	993	0.69
								4,719	4,767	3.31
Industrial Conglomerates
Aptean, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	2,173	2,154	2,170	1.51
Aptean, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	35	34	35	0.02
Aptean, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	—	(1)	—	—
								2,187	2,205	1.53
Insurance Services
Alliant Holdings Intermediate, LLC	(8) (9)	First Lien Debt	S +	2.75%	7.11%	9/19/2031	990	993	992	0.69
Foundation Risk Partners Corp.	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	10/29/2029	—	(1)	—	—
Galway Borrower, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	9/29/2028	2,307	2,278	2,307	1.60
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.83%	9/29/2028	2,441	2,424	2,441	1.69
Higginbotham Insurance Agency, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	4,756	4,747	4,735	3.29
Higginbotham Insurance Agency, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.50%	8.86%	11/24/2028	197	193	194	0.13
High Street Buyer, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	4/14/2028	—	(6)	(2)	(0.00)
Integrity Marketing Acquisition, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.51%	8/25/2028	4,939	4,939	4,939	3.43
Integrity Marketing Acquisition, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.51%	8/25/2028	—	—	—	—
Peter C. Foy & Associates Insurance Services, LLC	(5) (7)	First Lien Debt	S +	5.50%	9.83%	11/1/2028	1,481	1,459	1,481	1.03
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	9.83%	11/1/2028	694	688	691	0.48
RSC Acquisition, Inc.	(5) (6)	First Lien Debt	S +	4.75%	9.21%	11/1/2029	123	122	123	0.09
RSC Acquisition, Inc.	(5) (7)	First Lien Debt	S +	4.75%	9.21%	11/1/2029	295	294	295	0.20
USI, Inc.	(9)	First Lien Debt	S +	2.75%	7.02%	11/22/2029	988	992	985	0.68
World Insurance Associates, LLC	(5) (6)	First Lien Debt	S +	6.00%	10.34%	4/3/2028	4,728	4,610	4,625	3.21
								23,732	23,806	16.52
IT Services
Apollo Acquisition, Inc.	(5)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	2,016	1,996	1,995	1.38
Apollo Acquisition, Inc.	(5) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2031	—	(4)	(4)	(0.00)
Apollo Acquisition, Inc.	(5) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2030	—	(3)	(3)	(0.00)
Asurion, LLC	(7) (9)	First Lien Debt	S +	4.25%	8.61%	9/19/2030	987	977	984	0.68

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date		Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
GI DI Cornfield Acquisition, LLC	(5)	First Lien Debt	S +	4.50%	8.84%	3/9/2028		3,880	3,830	3,842	2.67
GI DI Cornfield Acquisition, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.84%	3/9/2028		—	(13)	(19)	(0.01)
Ridge Trail US Bidco, Inc.	(5) (6) (10)	First Lien Debt	S +	4.50%	8.83%	9/30/2031		3,425	3,375	3,416	2.37
Ridge Trail US Bidco, Inc.	(5) (6) (9) (10) (14)	First Lien Debt	S +	4.50%	8.83%	9/30/2031		—	(8)	(3)	(0.00)
Ridge Trail US Bidco, Inc.	(5) (6) (9) (10) (14)	First Lien Debt	S +	4.50%	8.83%	3/31/2031		106	101	105	0.07
Victors Purchaser, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.08%	8/15/2031		3,639	3,604	3,639	2.52
Victors Purchaser, LLC	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.08%	8/15/2031		—	(4)	—	—
Victors Purchaser, LLC	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	C$	104	70	73	0.05
									13,921	14,025	9.73
Life Sciences Tools & Services
Model N, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.33%	6/27/2031		4,836	4,791	4,836	3.36
Model N, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.33%	6/27/2031		—	—	—	—
Model N, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.33%	6/27/2031		—	(1)	—	—
Parexel International Corporation	(8) (9)	First Lien Debt	S +	3.00%	7.36%	11/15/2028		949	951	955	0.66
									5,741	5,791	4.02
Machinery
TK Elevator US Newco, Inc.	(8) (9)	First Lien Debt	S +	3.50%	8.59%	4/30/2030		990	993	997	0.69
									993	997	0.69
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		3,261	3,213	3,261	2.26
AWP Group Holdings, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		729	718	729	0.51
AWP Group Holdings, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		27	18	27	0.02
Vessco Midco Holdings, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.11%	7/24/2031		4,072	4,034	4,072	2.83
Vessco Midco Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.11%	7/24/2031		357	350	357	0.25
Vessco Midco Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.11%	7/24/2031		—	(4)	—	—
									8,329	8,446	5.86
Professional Services
Accordion Partners, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.58%	11/17/2031		1,565	1,550	1,550	1.08
Accordion Partners, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	11/17/2031		—	(1)	(1)	(0.00)
Accordion Partners, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	11/17/2031		—	(2)	(2)	(0.00)
Ascend Partner Services, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.86%	8/11/2031		1,633	1,617	1,633	1.13
Ascend Partner Services, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.86%	8/11/2031		—	(13)	—	—
Ascend Partner Services, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.86%	8/11/2031		337	331	337	0.23
Bullhorn, Inc.	(5) (6)	First Lien Debt	S +	5.00%	9.36%	10/1/2029		6,188	6,154	6,188	4.29
Bullhorn, Inc.	(5) (6)	First Lien Debt	S +	5.00%	9.36%	10/1/2029		746	743	746	0.52
Bullhorn, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.00%	9.36%	10/1/2029		—	(2)	—	—
Carr, Riggs and Ingram Capital, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.24%	11/18/2031		575	569	569	0.39
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.24%	11/18/2031		—	(1)	(1)	(0.00)
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.24%	11/18/2031		17	15	15	0.01
ComPsych Investment Corp.	(5) (7)	First Lien Debt	S +	4.75%	9.38%	7/22/2031		4,658	4,636	4,658	3.23
ComPsych Investment Corp.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.38%	7/22/2031		—	(3)	—	—

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Corporation Service Company	(8) (9)	First Lien Debt	S +	2.50%	6.86%	11/2/2029	877	881	881	0.61
Crisis Prevention Institute, Inc.	(5) (8)	First Lien Debt	S +	4.00%	8.39%	4/9/2031	1,000	995	1,000	0.69
IG Investment Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.57%	9/22/2028	900	891	891	0.62
IG Investment Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.57%	9/22/2028	—	(1)	(1)	(0.00)
KWOR Acquisition, Inc.	(5) (11)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	2,981	2,981	2,189	1.52
UHY Advisors, Inc.	(5) (7)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	442	437	437	0.30
UHY Advisors, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(2)	(2)	(0.00)
UHY Advisors, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(1)	(1)	(0.00)
Verdantas, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.45%	5/6/2031	2,735	2,697	2,707	1.88
Verdantas, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.45%	5/6/2031	115	114	114	0.08
Verdantas, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.45%	5/6/2030	—	(4)	(3)	(0.00)
								24,581	23,904	16.59
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	872	871	872	0.61
Associations, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	11	11	11	0.01
Associations, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	27	27	27	0.02
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	6,637	6,610	6,632	4.60
MRI Software, LLC	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	4	3	4	0.00
MRI Software, LLC	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	28	26	28	0.02
								7,548	7,574	5.26
Software
Artifact Bidco, Inc.	(5) (8)	First Lien Debt	S +	4.50%	8.83%	7/1/2031	2,113	2,093	2,113	1.47
Artifact Bidco, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.50%	8.83%	7/1/2031	—	(2)	—	—
Artifact Bidco, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.50%	8.83%	7/1/2030	—	(3)	—	—
AuditBoard, Inc.	(5) (6)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	3,000	2,971	3,000	2.08
AuditBoard, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	—	(7)	—	—
AuditBoard, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	—	(5)	—	—
Central Parent, Inc.	(8) (9)	First Lien Debt	S +	3.25%	7.58%	7/6/2029	998	1,001	983	0.68
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	5,628	5,589	5,628	3.90
Diligent Corporation	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(6)	—	—
Diligent Corporation	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(4)	—	—
Everbridge Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	6,850	6,817	6,850	4.75
Everbridge Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	42	42	42	0.03
Everbridge Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	—	—	—	—
Formstack Acquisition Co	(5) (6)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	1,868	1,843	1,856	1.29
Formstack Acquisition Co	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	187	180	182	0.13
Formstack Acquisition Co	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	38	33	35	0.02
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	2,354	2,334	2,354	1.63
Granicus, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	1,796	1,784	1,795	1.25
Granicus, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	—	(3)	—	—

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
GS AcquisitionCo, Inc.	(5) (6)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	6,527	6,495	6,527	4.53
GS AcquisitionCo, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	4	4	4	0.00
GS AcquisitionCo, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	—	(2)	—	—
Hootsuite, Inc.	(5) (10)	First Lien Debt	S +	5.50%	9.83%	5/22/2030	2,687	2,649	2,663	1.85
Hootsuite, Inc.	(5) (9) (10) (14)	First Lien Debt	S +	5.50%	9.83%	5/22/2030	—	(4)	(3)	(0.00)
Icefall Parent, Inc.	(5) (6)	First Lien Debt	S +	6.50%	10.86%	1/25/2030	2,739	2,691	2,696	1.87
Icefall Parent, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	6.50%	10.86%	1/25/2030	—	(4)	(4)	(0.00)
LogRhythm, Inc.	(5) (6)	First Lien Debt	S +	7.50%	11.86%	7/2/2029	1,364	1,326	1,339	0.93
LogRhythm, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	7.50%	11.86%	7/2/2029	—	(4)	(2)	(0.00)
Nasuni Corporation	(5) (7)	First Lien Debt	S +	5.75%	10.18%	9/10/2030	4,138	4,078	4,138	2.87
Nasuni Corporation	(5) (7) (9) (14)	First Lien Debt	S +	5.75%	10.18%	9/10/2030	—	(12)	—	—
								41,874	42,196	29.28
Specialty Retail
Les Schwab Tire Centers	(8) (9)	First Lien Debt	S +	3.00%	7.36%	4/23/2031	990	991	994	0.69
								991	994	0.69
Total Debt Investments								$240,646	$241,447	167.52%

Equity Investments
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (9) (12)	Preferred Equity		12.50% PIK		9/5/2024	15	147	147	0.10
								147	147	0.10
Electrical Equipment
Sparkstone Electrical Group	(5) (9) (12) (13)	Common Equity				10/15/2024	1,500	150	150	0.10
								150	150	0.10
Professional Services
Verdantas, LLC	(5) (9) (12) (13)	Common Equity				5/3/2024	796	1	1	0.00
Verdantas, LLC	(5) (9) (12)	Preferred Equity		10%		5/3/2024	78,804	84	95	0.07
								85	96	0.07
Total Equity Investments								$382	$393	0.27%
Total Portfolio Investments								$241,028	$241,840	167.80%
Cash and Cash Equivalents
J.P. Morgan US Govt Money Market Fund								$5,289	$5,289	3.67%
Cash								2,187	2,187	1.52
Total Cash and Cash Equivalents								$7,476	$7,476	5.19%
Total Portfolio Investments, Cash and Cash Equivalents								$248,504	$249,316	172.98%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25.00% of its outstanding voting securities and/or held

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

the power to exercise control over the management or policies of the portfolio company. As of December 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5.00% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company is not an “affiliated person” of any of its portfolio companies.
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
(14)
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

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	$51	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	503	—
Accordion Partners, LLC	Delayed Draw Term Loan	11/15/2026	261	(1)
Accordion Partners, LLC	Revolver	11/17/2031	174	(2)
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	625	(7)
Any Hour, LLC	Revolver	5/23/2030	180	(2)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	12/30/2026	703	(3)
Apollo Acquisition, Inc.	Revolver	12/30/2030	281	(3)
Aptean, Inc.	Delayed Draw Term Loan	1/30/2026	99	—
Aptean, Inc.	Revolver	1/30/2031	182	—
Arcoro Holdings Corp.	Revolver	3/28/2030	261	(2)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	517	—
Artifact Bidco, Inc.	Revolver	7/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	2,806	—
Ascend Partner Services, LLC	Revolver	8/11/2031	224	—
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	56	—
Associations, Inc.	Revolver	7/3/2028	27	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	1,429	—
AuditBoard, Inc.	Revolver	7/14/2031	571	—
Avalara, Inc.	Revolver	10/19/2028	586	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	72	—
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	48	—
Bullhorn, Inc.	Revolver	10/1/2029	336	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	1/29/2026	337	(4)
COP Collisionright Parent, LLC	Revolver	1/29/2030	162	(2)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	259	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	292	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	117	(1)
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	1,333	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	458	(3)
Consor Intermediate II, LLC	Revolver	5/12/2031	122	(1)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	824	—
Diligent Corporation	Revolver	8/2/2030	549	—
Drivecentric Holdings, LLC	Revolver	8/15/2031	471	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2025	784	—
EVDR Purchaser, Inc.	Revolver	2/14/2031	392	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	160	—
Eclipse Buyer, Inc.	Revolver	9/6/2031	81	—
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	92	—
Essential Services Holding Corporation	Revolver	6/17/2030	58	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	65	—
Everbridge Holdings, LLC	Revolver	7/2/2031	43	—

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Formstack Acquisition Co	Delayed Draw Term Loan	3/30/2026	561	(4)
Formstack Acquisition Co	Revolver	3/28/2030	338	(2)
Foundation Risk Partners Corp.	Revolver	10/29/2029	134	—
GI DI Cornfield Acquisition, LLC	Delayed Draw Term Loan	5/31/2026	2,000	(19)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	13	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	487	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	559	(1)
Granicus, Inc.	Revolver	1/17/2031	329	—
GraphPad Software, LLC	Delayed Draw Term Loan	6/28/2026	98	—
GraphPad Software, LLC	Revolver	6/30/2031	41	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	74	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	60	—
Hercules Borrower, LLC	Delayed Draw Term Loan	4/5/2026	1,835	(6)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	3/27/2026	483	(2)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/11/2026	648	(2)
Hootsuite, Inc.	Revolver	5/22/2030	300	(3)
Hyland Software, Inc.	Revolver	9/19/2029	181	—
IG Investment Holdings, LLC	Revolver	9/22/2028	101	(1)
Icefall Parent, Inc.	Revolver	1/25/2030	261	(4)
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	458	—
Imagine 360, LLC	Revolver	10/2/2028	284	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	675	(2)
Invictus Buyer, LLC	Revolver	6/3/2031	250	(1)
LogRhythm, Inc.	Revolver	7/2/2029	136	(2)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2026	623	—
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	298	—
MRI Software, LLC	Delayed Draw Term Loan	9/4/2026	34	—
MRI Software, LLC	Revolver	2/10/2027	478	—
Mantech International CP	Delayed Draw Term Loan	6/14/2025	406	—
Mantech International CP	Revolver	9/14/2028	318	—
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	98	—
Model N, Inc.	Revolver	6/27/2031	52	—
NSi Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	131	(1)
NSi Holdings, Inc.	Revolver	11/15/2031	131	(1)
Nasuni Corporation	Revolver	9/10/2030	862	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	307	(2)
PDI TA Holdings, Inc.	Revolver	2/3/2031	304	(2)
PMA Parent Holdings, LLC	Revolver	1/31/2031	148	(2)
Peter C. Foy & Associates Insurance Services, LLC	Delayed Draw Term Loan	4/23/2026	130	(1)
Project Potter Buyer, LLC	Revolver	4/23/2026	150	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	5/24/2026	451	—
Pye-Barker Fire & Safety, LLC	Revolver	5/24/2030	213	—
RFS Opco, LLC	Revolver	4/4/2029	1,230	(5)

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except share amount)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	8/30/2027	1,181	(3)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	287	(1)
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	1,477	—
Routeware, Inc.	Revolver	9/18/2031	341	—
SV Newco 2, Inc.	Delayed Draw Term Loan	5/31/2026	938	(7)
SV Newco 2, Inc.	Revolver	6/2/2031	563	(4)
Sonny's Enterprises, LLC	Revolver	8/5/2027	434	(14)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	312	(2)
Spark Buyer, LLC	Revolver	10/15/2031	156	(2)
Superman Holdings, LLC	Delayed Draw Term Loan	8/28/2026	874	—
Superman Holdings, LLC	Revolver	8/29/2031	387	—
Tank Holding Corp.	Delayed Draw Term Loan	11/22/2025	148	(1)
Tidi Legacy Products, Inc.	Delayed Draw Term Loan	6/19/2025	362	(1)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	568	—
Transit Technologies, LLC	Revolver	8/20/2030	341	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	442	(2)
UHY Advisors, Inc.	Revolver	11/21/2031	117	(1)
Vehlo Purchaser, LLC	Delayed Draw Term Loan	10/5/2025	1,235	(8)
Vehlo Purchaser, LLC	Revolver	5/24/2028	12	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	430	—
Verdantas, LLC	Revolver	5/6/2030	292	(3)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	1,000	—
Vessco Midco Holdings, LLC	Revolver	7/24/2031	452	—
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	866	—
Victors Purchaser, LLC	Revolver	8/15/2031	421	(4)
iCIMS, Inc.	Revolver	8/18/2028	392	—
Total First Lien Debt Unfunded Commitments			$48,673	$(148)
Total Unfunded Commitments			$48,673	$(148)

LGAM Private Credit LLC

Notes to the Consolidated Financial Statements (Unaudited)

September 30, 2025

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

(2)
SIGNIFICANT ACCOUNTING POLICIES

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

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: LGAM Equity Holdings LLC (“Equity Holdings”), LGAM CA SPV LLC (“CA SPV”) and LGAM Financing SPV LLC (“LGAM SPV LLC” and together with 1585 Koala Holdings, Equity Holdings and CA SPV, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

The Company applies the fair value to its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Company's Board of Directors (the "Board of Directors" or the "Board") has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.

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

As of September 30, 2025, the Company had no investments on non-accrual status. As of December 31, 2024, the Company had certain investments in one portfolio company that was on non-accrual status. The amortized cost of investments on non-accrual status as of December 31, 2024 was $2,981.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4 % nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98 % of its ordinary income for each calendar year, (2) 98.20 %of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2025, the Company accrued $0 and $0 of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2024, the Company accrued $0 and $0 of U.S. federal excise tax, respectively.

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

(3)
SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.00 % of the Company’s average net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month prior to the termination of the Investment Advisory Agreement, and any such recoupment would be subject to any applicable expense waiver. Base management fees for any partial month are prorated based on the number of days in the month. The base management fee is payable quarterly in arrears, any base management fees waived are not subject to recoupment by the Investment Adviser.

For the three and nine months ended September 30, 2025, base management fees were $449 and $1,222, respectively. For the three and nine months ended September 30, 2024, base management fees were $298 and $786, respectively, and the Investment Adviser irrevocably agreed to waive $298 and $786, respectively. As of September 30, 2025 and December 31, 2024, $449 and $333, respectively, was payable to the Investment Adviser relating to base management fees.

Incentive Fee

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.

i.
Incentive Fees based on Income

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

Pursuant to the Investment Advisory Agreement, the Company pays the Investment Adviser an incentive fee with respect to its pre-incentive fee net investment income as follows:

•
No incentive fee based on pre-incentive fee net investment income in any calendar quarter in which pre-incentive fee net investment income does not exceed a hurdle rate of 1.25% (5% annualized);
•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 1.4286%in any quarter (5.7143% annualized). The Company refers to this portion of the pre-incentive fee net investment income (which exceeds the hurdle rate but is less than 1.4286%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and
•
12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.4286% in any calendar quarter (5.7143% annualized), which reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.

For the three and nine months ended September 30, 2025 there were $537 and $1,414, respectively, of income based incentive fees accrued. For the three and nine months ended September 30, 2024 there were $439 and $1,056, respectively, of income based incentive fees accrued, and the Investment Adviser irrevocably agreed to waive $439 and $1,056, respectively. As of September 30, 2025 and December 31, 2024, $537 and $429, respectively, was payable to the Investment Adviser relating to income based incentive fees.

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

For the three and nine months ended September 30, 2025, capital gains incentive fees accrued to the Investment Adviser were $0 and $(103), respectively. For the three and nine months ended September 30, 2024, capital gains incentive fees accrued to the Investment Adviser were $(41) and $26, respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of September 30, 2025 and December 31, 2024, $0 and $103, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.

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

For the three and nine months ended September 30, 2025, the Company incurred $0 and $121, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2024, the Company incurred $21 and $47, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

As of September 30, 2025 and December 31, 2024, $4 and $4 respectively, was payable for administrative service fees which was included in payable to affiliates on the Consolidated Statements of Financial Condition.

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

For the three and nine months ended September 30, 2025, there were $0 and $0, respectively, of Expense Payments under the Expense Support Agreement, which were recorded under Expense support on the Consolidated Statements of Operations.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$348,196	$348,995	99.0%	$240,020	$240,817	99.6%
Second Lien Debt	1,398	1,398	0.4	—	—	—
Other Debt Investments	1,174	1,162	0.3	626	630	0.3
Equity	1,342	1,207	0.3	382	393	0.1
Total	$352,110	$352,762	100.0%	$241,028	$241,840	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Aerospace & Defense	0.7%	1.1%
Automobile Components	1.0	1.5
Automobiles	2.5	2.2
Beverages	0.6	0.4
Biotechnology	—	2.3
Building Products	1.5	2.0
Chemicals	1.2	1.8
Commercial Services & Supplies	8.1	7.5
Construction & Engineering	2.7	1.8
Consumer Staples Distribution & Retail	1.1	1.4
Distributors	0.9	3.7
Diversified Consumer Services	5.9	5.3
Electrical Equipment	0.7	0.4
Electronic Equipment, Instruments & Components	1.0	0.3
Financial Services	4.5	2.4
Ground Transportation	1.8	0.6
Health Care Equipment & Supplies	1.2	0.9
Health Care Providers & Services	8.9	8.7
Health Care Technology	1.3	2.0
Industrial Conglomerates	2.1	0.9
Insurance Services	7.3	9.8
Interactive Media & Services	1.0	—
IT Services	6.1	5.8
Life Sciences Tools & Services	1.6	2.4
Machinery	0.3	0.4
Multi-Utilities	2.6	3.5
Pharmaceuticals	0.3	—
Professional Services	10.7	9.9
Real Estate Management & Development	2.4	3.1
Software	18.7	17.4
Specialty Retail	0.3	0.5
Wireless Telecommunication Services	1.0	—
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
United States	$343,187	$343,779	97.5%	$236,922	$237,707	98.3%
Canada	8,923	8,983	2.5	4,106	4,133	1.7
Total	$352,110	$352,762	100.0%	$241,028	$241,840	100.0%

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

Non-controlled debt investments are generally fair valued using the discounted cash flow technique. Expected cash flows are projected based on contractual terms and discounted back to the measurement date based on a discount rate. Discount rate is determined based upon an assessment of current and expected yields for similar investments and risk profiles. Non-controlled equity investments are generally fair valued using a market approach and/or an income approach. The market approach typically utilizes market value multiples of comparable publicly traded companies. The income approach typically utilizes a discounted cash flow analysis of the portfolio company. The Valuation Designee, under the supervision of the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•
With respect to each portfolio company or investment for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide a preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;
•
The Valuation Designee reviews the recommended valuations and determines the fair value of each investment;

•
The Valuation Designee provides to the valuation committee, which is comprised of members of the Investment Adviser’s senior management, its valuation recommendation along with valuation-related information for each portfolio company or investment;
•
Each quarter, the audit committee of the Company (the "Audit Committee") reviews the valuation assessments provided by the Valuation Designee and provides the Board with a report of the results of such review; and
•
The Board and Audit Committee each oversee the Valuation Designee and the valuation process.

Investment performance data utilized will be the most recently available as of the measurement date which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$15,349	$333,646	$348,995	$—	$11,493	$229,324	$240,817
Second Lien Debt	—	—	1,398	1,398	—	—	—	—
Other Debt Investments	—	—	1,162	1,162	—	—	630	630
Equity	—	—	1,207	1,207	—	—	393	393
Total Investments	$—	$15,349	$337,413	$352,762	$—	$11,493	$230,347	$241,840
Cash and cash equivalents	$2,806	$—	$—	$2,806	$5,289	$—	$—	$5,289
Unaffiliated money market fund	$6,558	$—	$—	$6,558		$—	$—	$—

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$274,356	$1,379	$1,126	$820	$277,681
Purchases of investments(1)	66,902	—	—	492	67,393
Proceeds from principal repayments and sales of investments(2)	(7,900)	—	—	—	(7,900)
Accretion of discount/amortization of premium	159	—	—	—	159
Payment-in-kind	45	19	37	4	106
Net change in unrealized appreciation (depreciation)	84	—	(1)	(109)	(26)
Net realized gains (losses)	—	—	—	—	—
Transfers into/out of Level 3(3)	—	—	—	—	—
Fair value, end of period	$333,646	$1,398	$1,162	$1,207	$337,413
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$111	$—	$(1)	$(109)	$1

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$229,324	$—	$630	$393	$230,347
Purchases of investments(1)	132,709	1,362	454	950	135,475
Proceeds from principal repayments and sales of investments(2)	(23,364)	—	—	—	(23,364)
Accretion of discount/amortization of premium	442	—	1	—	443
Payment-in-kind	114	36	94	9	253
Net change in unrealized appreciation (depreciation)	427	—	(17)	(145)	265
Net realized gains (losses)	(755)	—	—	—	(755)
Transfers into/out of Level 3(3)	(5,251)	—	—	—	(5,251)
Fair value, end of period	$333,646	$1,398	$1,162	$1,207	$337,413
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$518	$—	$(16)	$(145)	$356

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$156,999	$585	$80	$157,664
Purchases of investments(1)	68,496	—	147	68,643
Proceeds from principal repayments and sales of investments(2)	(11,839)	—	—	(11,839)
Accretion of discount/amortization of premium	170	—	—	170
Payment-in-kind	90	20	—	110
Net change in unrealized appreciation (depreciation)	(340)	2	14	(324)
Net realized gains (losses)	2	—	—	2
Transfers into/out of Level 3	(995)	—	—	(995)
Fair value, end of period	$212,583	$607	$241	$213,431
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$(350)	$2	$14	$(334)

(1)
Purchases may include investments received in corporate action and restructurings.
(2)
Sales may include investments received in corporate action and restructurings.

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024:

	First Lien Debt	Second Lien Debt	Other Securities	Total Investments
Fair value, beginning of period	$84,758	$—	$—	$84,758
Purchases of investments(1)	150,892	579	227	151,698
Proceeds from principal repayments and sales of investments(2)	(19,854)	—	—	(19,854)
Accretion of discount/amortization of premium	312	—	—	312
Payment-in-kind	142	28	—	170
Net change in unrealized appreciation (depreciation)	206	—	14	220
Net realized gains (losses)	5	—	—	5
Transfers into/out of Level 3(3)	(3,878)	—	—	(3,878)
Fair value, end of period	$212,583	$607	$241	$213,431
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2024	$192	$—	$14	$206

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
	Fair	Valuation	Unobservable	Range(1)				Weighted
Asset Category	Value	Technique (2)	Input	Low		High		Average(3)
Investments in first lien debt	$333,627	Yield Analysis	Discount Rate	6.77%		13.24%		8.64%
	19	Market Approach	EBITDA Multiple	8.25	x	8.25	x	8.25	x
Investments in second lien debt	1,398	Market Approach	EBITDA Multiple					8.25	x
Other Debt	680	Yield Analysis	Discount Rate					14.45%
	482	Market Approach	EBITDA Multiple					8.25	x
Preferred Equity	149	Income Approach	Discount Rate					12.77%
	658	Market Approach	EBITDA Multiple	8.25	x	15.43	x	12.02	x
Common Equity	400	Market Approach	EBITDA Multiple	8.51	x	17.50	x	12.22	x
Total Investments	$337,413

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the nine months ended September 30, 2025, one preferred equity position with a fair value of $105 transitioned from an income approach to a market approach valuation technique.
(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2024
	Fair	Valuation	Unobservable	Range(1)		Weighted
	Value	Technique	Input	Low	High	Average(3)
First Lien Debt	$229,324	Yield Analysis	Discount Rate	7.92%	14.84%	9.48%
Other Debt	630	Yield Analysis	Discount Rate			9.42%
Preferred Equity	242	Income Approach	Discount Rate	14.80%	17.50%	16.44%
Common Equity	151	Market Approach	EBITDA Multiple	13.02x	14.8x	13.03x
Total Investments	$230,347

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2025			December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Citibank Funding Facility	3	$172,700	$172,700	$105,600	$105,600

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$250,000	$172,700	$77,300	$250,000	$105,600	$144,400

The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted average interest rate(1)	6.53%	8.10%	6.56%	8.13%
Weighted average effective interest rate (2)	6.96%	8.47%	7.02%	8.77%
Weighted average debt outstanding	$140,504	$88,451	$130,139	$50,539

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

The obligations of LGAM SPV LLC under the Citibank Funding Facility are secured by all of the assets held by LGAM SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to LGAM SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of December 4, 2023 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and LGAM SPV LLC, entered into in connection with the Citibank Funding Facility. Under the Agreements, the Company and LGAM SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary affirmative and negative covenants and events of default for revolving funding facilities of this nature. As of September 30, 2025, the Company was in compliance with all covenants and other requirements of the Citibank Funding Facility.

The summary information of the Citibank Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$2,344	$1,831	$6,475	$3,128
Facility unused commitment fees	228	144	542	569
Amortization of deferred financing costs	155	82	455	247
Total	$2,727	$2,057	$7,472	$3,944

(7)
COMMITMENTS AND CONTINGENCIES

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had $85,071 and $48,673, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2025	December 31, 2024
Net distributable earnings (losses), beginning of period	$1,622	$192
Net investment income (loss)	10,002	11,640
Net realized gain (loss)	(746)	13
Net unrealized appreciation (depreciation)	(159)	679
Dividends declared	(10,873)	(10,962)
Tax reclassification of unitholders' equity	—	60
Net distributable earnings (losses), end of period	$(154)	$1,622

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2025 and September 30, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Nine Months Ended
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
April 01, 2025	156,200	3,144
May 01, 2025	104,734	2,103
June 01, 2025	78,354	1,570
July 01, 2025	747,037	14,993
August 01, 2025	237,133	4,757
September 01, 2025	502,254	10,075
Total	2,499,927	$50,294

For the Nine Months Ended
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
April 01, 2024	221,212	4,453
May 01, 2024	202,466	4,078
June 01, 2024	195,918	3,962
July 01, 2024	265,989	5,367
August 01, 2024	267,484	5,401
September 01, 2024	181,120	3,668
Total	1,955,368	$39,398

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2025 and September 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
For the Nine Months Ended
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
April 25, 2025	April 30, 2025	May 05, 2025	0.1510
May 22, 2025	May 31, 2025	June 04, 2025	0.1505
June 18, 2025	June 30, 2025	July 03, 2025	0.1420
July 24, 2025	July 31, 2025	August 05, 2025	0.1380
August 21, 2025	August 31, 2025	September 03, 2025	0.1379
September 22, 2025	September 30, 2025	October 03, 2025	0.1379
Total Distributions			$1.3258

For the Nine Months Ended
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 25, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304	(1)
July 25, 2024	July 31, 2024	August 05, 2024	0.1556
August 27, 2024	August 31, 2024	September 05, 2024	0.1556
September 24, 2024	September 30, 2024	October 03, 2024	0.1561
Total Distributions			$1.4641

(1)Includes a special distribution of $0.0745 per unit

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

The Company did not issue any Units pursuant to the DRIP plan for the nine months ended September 30, 2025 and September 30, 2024.

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

For the nine months ended September 30, 2025 and September 30, 2024, no Units were repurchased.

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator-net increase (decrease) in Members' Capital from operations	$3,728	$3,220	$9,097	$8,901
Denominator-weighted average Units outstanding	9,183,407	5,994,429	8,241,854	5,318,426
Basic and diluted earnings (loss) per Unit	$0.41	$0.54	$1.10	$1.67

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Unit Data:(1)
Net asset value, beginning of period	$20.29	$20.04
Net investment income (loss)	1.21	1.63
Net unrealized and realized gain (loss)(2)	(0.11)	0.04
Net increase (decrease) in net assets resulting from operations	1.10	1.67
Dividends declared	(1.33)	(1.46)
Total increase (decrease) in net assets	(0.23)	0.21
Net asset value, end of period	$20.06	$20.25
Units outstanding, end of period	9,601,786	6,206,618
Weighted average Units outstanding	8,241,854	5,318,426
Total return based on net assets (3)	5.58%	8.62%
Ratio/Supplemental Data:
Members' capital, end of period	$192,646	$125,704
Ratio of expenses before waivers to average members' capital(4)	8.70%	7.99%
Ratio of net expenses to average members' capital(4)	8.70%	5.76%
Ratio of net investment income to average members' capital(4)	8.30%	10.73%
Asset coverage ratio(5)	212.00%	217.00%
Portfolio turnover rate	7.40%	15.66%

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

October Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 455,191 Units for an aggregate offering price of $9.1 million effective October 1, 2025.

On October 23, 2025, the Board of Directors of the Company declared a distribution to unitholders of record in the amount of $0.1379 per unit and payable on November 05, 2025 as of October 31, 2025.

November Issuances

Pursuant to the Company’s continuous private offering, the Company held a closing relating to the sale of the Company’s Units for an aggregate offering price of $10.3 million effective November 1, 2025.

Citibank Funding Facility Amendment

On October 30, 2025, the Company entered into a third amendment (the “Third Amendment”) to the Citibank Funding Facility to among other things, (i) increase the Facility Amount from $250.0 million to $400.0 million, (ii) extended the Reinvestment Period to October 30, 2028, (iii) extended the Final Maturity Date to October 31, 2030, and (iv) decreased the Applicable Margin from 2.25% to 1.90% through the end of the Reinvestment Period.

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

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
•
uncertainty and changes in the general interest rate environment;
•
general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanctions issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with MS Capital Partners Adviser Inc., our investment adviser (the “Adviser” or the “Investment Adviser”) and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
the timing and amount of cash flows, distributions and dividends, if any, from the operations of our portfolio companies;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
our ability to qualify and maintain our qualification as a business development company (“BDC”), and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Part 1, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.

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
•
the costs associated with any offerings of our securities;
•
calculating individual asset values and our net asset value (including the cost and expenses of any third-party valuation services);
•
out-of-pocket expenses, including travel, entertainment, lodging, and meal expenses, incurred by the Investment Adviser, or members of its investment team or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including any investments that are not ultimately made (including, without limitation, any reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments) and monitoring actual portfolio companies and, if necessary, enforcing our rights;
•
the base management fee and any incentive fees payable under the Investment Advisory Agreement;
•
certain costs and expenses relating to distributions paid by us;
•
administration fees payable under the Administration Agreement and any sub-administration agreements, including related expenses;
•
arrangement, debt service and other costs of borrowings, senior securities or other financing arrangements;
•
the allocated costs incurred by the Investment Adviser or Administrator in providing managerial assistance to those portfolio companies that request it;
•
amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, holding, settling, clearing, monitoring, holding or disposing of prospective or actual investments;
•
the costs associated with subscriptions to data service, research-related subscriptions and expenses and quotation equipment and services used in making or holding investments and dues and expenses incurred in connection with membership in industry or trade organizations;
•
distribution payment agent, transfer agent and custodial fees, and expenses;
•
costs of derivatives and hedging;
•
federal, state and local registration fees;
•
any fees payable to rating agencies;
•
U.S. federal, state and local taxes;
•
costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•
Independent Director fees and expenses;
•
costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of compliance with the 1940 Act, the Sarbanes-Oxley Act and applicable federal and state securities laws, and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies), and other reporting and compliance costs, including the compensation of professionals responsible for the preparation or review of the foregoing;
•
the costs of any reports, proxy statements or other notices to our unitholders (including printing and mailing costs), the costs of any unitholders’ meetings and the cost and expenses of preparation of the foregoing and related matters;
•
the costs of specialty and custom software expenses for monitoring risk, compliance and overall investments;
•
our fidelity bond;
•
any necessary insurance premiums;
•
any extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company);
•
direct fees and expenses associated with independent audits, agency, consulting and legal costs;
•
costs of winding up;
•
extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company);
•
direct fees and expenses associated with independent audits, agency, consulting and legal costs; and

•
and all other expenses incurred by either the Administrator or us in connection with administering our business and reimbursing third-party expenses incurred by the Administrator under the Administration Agreement in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions.

We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$348,196	$348,995	99.0%	$240,020	$240,817	99.6%
Second Lien Debt	1,398	1,398	0.4	—	—	—
Other Debt Investments	1,174	1,162	0.3	626	630	0.3
Equity	1,342	1,207	0.3	382	393	0.1
Total	$352,110	$352,762	100.0%	$241,028	$241,840	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	September 30, 2025	December 31, 2024
Number of portfolio companies	117	89
Number of new investment commitments in portfolio companies	33	54
Number of portfolio companies exited or fully repaid	5	7
Percentage of performing debt bearing a floating rate, at fair value	99.8%	99.7%
Percentage of performing debt bearing a fixed rate, at fair value	0.2%	0.3%
Weighted average yield on debt and income producing investments, at cost(3)	9.3%	9.8%
Weighted average yield on debt and income producing investments, at fair value(3)	9.3%	9.7%
Weighted average yield on total portfolio, at cost(4)	9.3%	9.7%
Weighted average yield on total portfolio, at fair value(4)	9.3%	9.7%
Weighted average 12-month EBITDA	$168.8	$181.9
Median 12-month EBITDA	$101.6	$131.7
Weighted average net leverage through tranche(5)	6.0x	6.1x
Weighted average interest coverage(6)	1.8x	1.7x
Weighted average loan to value(7)	39.9%	39.1%
Percentage of debt investments with one or more financial covenants	48.3%	56.3%
Percentage of our debt investments that are sponsor backed	98.7%	99.6%
Percentage of loans and other debt in support of LBOs and acquisitions	62.0%	63.5%
Percentage of our debt portfolio subject to business cycle volatility	4.4%	5.2%
Average position size of our investments (in millions)	$3.0	$2.7

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
(4)
Computed as (a) the annual stated spread, plus reference rate, as applicable, plus annual accretion of discounts, as applicable on all investments of the Company divided by (b) total investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented herein.
(5)
Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche that the Company is a lender, excluding recurring revenue investments.
(6)
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
(7)
Calculated using total outstanding debt through the tranche that the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the Three Months Ended
	September 30, 2025	September 30, 2024
New investments committed
Gross Principal Balance(1)	$93,026	$86,469
Net new investments committed	$93,026	$86,469
Investments, at cost
Investments, beginning of period	$293,382	$173,727
New investments purchased	67,393	68,640
Net accretion of discount on investments	167	178
Payment-in-kind	105	110
Net realized gain (loss) on investments	7	12
Investments sold or repaid	(8,944)	(12,944)
Investments, end of period	$352,110	$229,723
Amount of investments funded, at principal
First lien debt investments	$67,563	$69,833
Equity	250	147
Total	$67,813	$69,980
Amount of investments sold/fully repaid, at principal
First lien debt investments	$6,887	$10,137
Total	$6,887	$10,137

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations and the business trends and risk factors are generally favorable, which trends or factors may include the performance of the portfolio company, or the likelihood of a potential exit.

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

Risk Rating 3 — In the opinion of our Investment Adviser, investments in Risk Rating 3 indicate that the risk to our ability to recoup the initial cost basis at the time of origination or acquisition has increased materially since the origination or acquisition of the investment, such as due to declining financial performance and non-compliance with debt covenants; however, principal and interest payments are not more than 120 days past due.

Risk Rating 4 — In the opinion of our Investment Adviser, investments in Risk Rating 4 involve a borrower performing substantially below expectations and indicate that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance, and payments are substantially delinquent. For Risk Rating 4 investments, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis at the time of origination or acquisition upon exit.

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	345,939	98.1	239,651	99.1
Risk rating 3	6,812	1.9	—	—
Risk rating 4	11	0.0	2,189	0.9
	$352,762	100.0%	$241,840	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$352,110	100.0%	$238,047	98.8%
Non-accrual	—	—	2,981	1.2
Total	$352,110	100.0%	$241,028	100.0%

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total investment income	$7,794	$5,824	$21,169	$13,266
Less: Net expenses	4,035	2,275	11,167	4,571
Net investment income (loss)	3,759	3,549	10,002	8,695
Net realized gain (loss)	9	(341)	(746)	191
Net change in unrealized appreciation (depreciation)	(40)	12	(159)	15
Net increase (decrease) in net assets resulting from operations	$3,728	$3,220	$9,097	$8,901

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
Interest income	$7,545	$5,551	$20,510	$12,703
Payment-in-kind income	114	102	278	182
Dividend income	4	—	9	—
Other income	131	171	372	381
Total investment income	$7,794	$5,824	$21,169	$13,266

In the table above, total investment income increased from $5,824 and $13,266 for the three and nine months ended September 30, 2024, respectively, to $7,794 and $21,169, respectively, for the three and nine months ended September 30, 2025. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $229,723 as of September 30, 2024 to $352,110 as of September 30, 2025. This was partially offset by a decrease in our weighted average yield at cost to 9.3% at September 30, 2025 from 10.4% at September 30, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expenses:
Interest and other financing expenses	$2,727	$2,057	$7,472	$3,944
Management fees	449	298	1,222	786
Income based incentive fees	537	439	1,414	1,056
Capital gains incentive fees	—	(41)	(103)	26
Professional fees	249	196	804	709
Organization costs	—	9	—	26
Directors' fees	26	23	79	90
Administrative service fees	—	21	121	47
General and other expenses	47	10	158	26
Total expenses	$4,035	$3,012	$11,167	$6,710
Expense support	—	—	—	(297)
Management fees waiver	—	(298)	—	(786)
Income based incentive fees waiver	—	(439)	—	(1,056)
Net expenses	$4,035	$2,275	$11,167	$4,571

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees and deferred financing costs, increased from $2,057 and $3,944 for the three and nine months ended September 30, 2024, respectively, to $2,727 and $7,472 for the three and nine months ended September 30, 2025, respectively. The increase was primarily due to higher average borrowings outstanding during the three and nine months ended September 30, 2025. For the three months ended September 30, 2025 and September 30, 2024, average borrowings outstanding were $140,504 and $88,451, respectively. For the nine months ended September 30, 2025 and September 30, 2024, average borrowings outstanding were $130,139 and $50,539, respectively.

Management Fees

Base management fees, net of waiver, were $449 and $1,222 for the three and nine months ended September 30, 2025, respectively. Base management fees, net of waiver, were $0 and $0 for the three months ended September 30, 2024, respectively.

Incentive Fee

The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $537 and $1,414 for the three and nine months ended September 30, 2025, respectively, and $0 and $0 three months ended September 30, 2024, respectively. Capital gains incentive fees for the three and nine months ended September 30, 2025 were $0 and $(103) and were $(41) and $26 for the three and nine months ended September 30, 2024, respectively.

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net realized and unrealized gains (losses):
Net realized gain (loss) on investments	$7	$12	$(748)	$15
Translation of assets and liabilities in foreign currencies	2		2
Net unrealized appreciation (depreciation)	$9	$12	$(746)	$15
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(37)	(341)	(162)	191
Translation of assets and liabilities in foreign currencies	(3)		3
Net unrealized appreciation (depreciation)	(40)	(341)	(159)	191
Net realized and unrealized gain (loss)	$(31)	$(329)	$(905)	$206

For the three months ended September 30, 2025, the net realized gain on our investments was $7. For the nine months ended September 30, 2025, net realized losses on our investments was $748, which was primarily due to the restructuring of one portfolio company.

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

As of September 30, 2025, we had approximately $9.4 million of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $77.3 million of availability under the Citibank Funding Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of September 30, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $85.1 million.

Unregistered Sales of Equity Securities

The following table summarizes the total Units issued and proceeds received from the closings of our continuous private offering that occurred for the nine months ended September 30, 2025 and September 30, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
April 01, 2025	156,200	3,144
May 01, 2025	104,734	2,103
June 01, 2025	78,354	1,570
July 01, 2025	747,037	14,993
August 01, 2025	237,133	4,757
September 01, 2025	502,254	10,075
Total	2,499,927	$50,294

For the Nine Months Ended September 30, 2024
January 01, 2024	166,242	3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
April 01, 2024	221,212	4,453
May 01, 2024	202,466	4,078
June 01, 2024	195,918	3,962
July 01, 2024	265,989	5,367
August 01, 2024	267,484	5,401
September 01, 2024	181,120	3,668
Total	1,955,368	$39,398

Distributions

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2025 and September 30, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
April 25, 2025	April 30, 2025	May 05, 2025	0.1510
May 22, 2025	May 31, 2025	June 04, 2025	0.1505
June 18, 2025	June 30, 2025	July 03, 2025	0.1420
July 24, 2025	July 31, 2025	August 05, 2025	0.1380
August 21, 2025	August 31, 2025	September 03, 2025	0.1379
September 22, 2025	September 30, 2025	October 03, 2025	0.1379
Total Distributions			$1.3258

For the Nine Months Ended September 30, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 25, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304	(1)
July 25, 2024	July 31, 2024	August 05, 2024	0.1556
August 27, 2024	August 31, 2024	September 05, 2024	0.1556
September 24, 2024	September 30, 2024	October 03, 2024	0.1561
Total Distributions			$1.4641

(1)Includes a special distribution of $0.0745 per unit

Distribution Reinvestment

We have adopted an “opt in” dividend reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions automatically reinvested in additional Units. For the nine months ended September 30, 2025 and September 30, 2024, we did not issue any Units pursuant to our DRIP. For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.

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

For the nine months ended September 30, 2025 and September 30, 2024, no units were repurchased.

For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.

Debt

Our outstanding debt obligations were as follows:

	September 30, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$250,000	$172,700	$77,300	$250,000	$105,600	$144,400

For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.

RECENT DEVELOPMENTS

October Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 455,191 Units for an aggregate offering price of $9.1 million effective October 1, 2025.

On October 23, 2025, our Board declared a distribution to unitholders of record in the amount of $0.1379 per unit and payable on November 5, 2025 as of October 31, 2025.

November Issuances

Pursuant to our continuous private offering, we held a closing relating to the sale of our Units for an aggregate offering price of $10.3 million effective November 1, 2025.

Citibank Funding Facility Amendment

On October 30, 2025, we entered into a third amendment (the “Third Amendment”) to the Citibank Funding Facility to among other things, (i) increase the Facility Amount from $250.0 million to $400.0 million, (ii) extended the Reinvestment Period to October 30, 2028, (iii) extended the Final Maturity Date to October 31, 2030, and (iv) decreased the Applicable Margin from 2.25% to 1.90% through the end of the Reinvestment Period.

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

RELATED PARTY TRANSACTIONS

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•
the Investment Advisory Agreement;
•
the Administration Agreement; and
•
the Expense Support Agreement.

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

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

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

As of September 30, 2025, approximately 99.8% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of September 30, 2025) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$10,619	$(5,181)	$5,438
Up 200 basis points	$7,080	$(3,454)	$3,626
Up 100 basis points	$3,540	$(1,727)	$1,813
Up 25 basis points	$885	$(432)	$453
Down 25 basis points	$(885)	$432	$(453)
Down 100 basis points	$(3,540)	$1,727	$(1,813)
Down 200 basis points	$(7,080)	$3,454	$(3,626)
Down 300 basis points	$(10,619)	$5,181	$(5,438)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on August 25, 2025, September 26, 2025 and October 29, 2025 for the issuance of our Units for the three months ended September 30, 2025. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Issuer Purchases of Equity Securities

None

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description
10.1

Amendment No. 3 to Credit and Security Agreement, dated October 30, 2025, among LGAM Financing SPV LLC, as Borrower, LGAM Private Credit LLC, as Collateral Manager and Equityholder, the Lenders party thereto, Citibank, N.A., as Administrative Agent, U.S. Bank Trust Company, National Association, as Collateral Agent, and Collateral Administrator, and U.S. Bank National Association, as Document Custodian (Incorporated by referent to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on November 4, 2025 (File No. 814-01674)).

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

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LGAM Private Credit LLC
Dated: November 12, 2025	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ David Pessah
David Pessah
Chief Financial Officer
(Principal Financial Officer)