Form 10-K
period 2025-12-31
LGAM Private Credit LLC
filed 2026-03-04
CIK 1983514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2025, there was no established public market for the registrant’s limited liability company units.

The number of the registrant’s Common Units outstanding at March 4, 2026 was 12,386,535.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

LGAM Private Credit LLC

EXPLANATORY NOTE

In this report, except where the context suggests otherwise:

•
the terms "we," "us," "our," and the "Company" refer to LGAM Private Credit LLC, a Delaware limited liability company, together with its consolidated subsidiaries, where applicable;
•
the terms "Morgan Stanley" or the "Firm" refer to Morgan Stanley (NYSE:MS) and its consolidated subsidiaries. For the avoidance of doubt, we are not a subsidiary of, or consolidated with, Morgan Stanley;
•
the term "IM" refers to the Morgan Stanley Investment Management platform, which is Morgan Stanley's investment management unit and represents one of Morgan Stanley's three business segments;
•
the term "MS Private Credit" refers to the North America private credit strategies within the private credit platform of IM;
•
the terms "Adviser" or "Investment Adviser" refer to MS Capital Partners Adviser Inc., our investment adviser, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term "Administrator" refers to MS Private Credit Administrative Services LLC, our administrator, an indirect, wholly owned and consolidated subsidiary of Morgan Stanley;
•
the term "MS BDCs" refers to the Company and the other business development companies, or BDCs, advised by our Adviser;
•
the term "Units" refers to our Common Units; and
•
references to "this Form 10-K" and "this report" are to this Annual Report on Form 10-K for the year ended December 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including the documents we incorporate by reference into this report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "will," "may," "continue," "believes," "seeks," "estimates," "would," "could," "should," "targets," "projects," "potential," "predicts" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of global health events and natural disasters;
•
uncertainty and changes in the general interest rate environment;
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies;
•
disruptions related to tariffs and other trade or sanctions issues;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with our Adviser and its affiliates;
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
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals

•
our ability to maintain our qualification as a BDC and as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code");
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under "Item 1A. Risk Factors" and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled "Item 1A. Risk Factors" and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the "SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Part I

Item 1. Business

We are a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code.

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

Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For the purposes of this report, “middle-market companies" refers to companies that, in general, generate annual earnings before interest, taxes, depreciation and amortization, or EBITDA, in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.

We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of leveraged buyouts (“LBOs”), acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the Secured Overnight Financing Rate (“SOFR”). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.

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

By leveraging the established origination and underwriting capabilities within the MS Private Credit platform and targeting an attractive investing area in the U.S. middle-market, we believe we are able to offer attractive risk-adjusted returns to our investors. We remain highly focused on conducting extensive due diligence and leveraging the Morgan Stanley platform. We continue to seek to invest in companies that are led by strong management teams, generate substantial free cash flow, have leading market positions, benefit from sustainable business models, and are well positioned to perform well despite the impact of recent market volatility. We believe the current market environment continues to be attractive and offers opportunities to seek compelling risk adjusted returns and will continue to deploy capital in a prudent manner. Our investment pace will depend on several factors including the market environment, the current economic environment, and deal flow.

The Adviser

Morgan Stanley launched its private credit platform in 2010. The private credit platform includes dedicated strategies targeting different credit products, asset yields and issuer sizes, resulting in a platform that we believe is well-positioned to provide scale and flexible financing solutions to borrowers, maximize deal origination and enhance the ability to generate attractive risk adjusted returns for our unitholders. These strategies include MS Private Credit, European Private Credit, Flexible Credit and Growth Credit.

Our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley, was established in 2007 and serves as the investment adviser for various funds, accounts and strategies, including the funds and accounts on the MS Private Credit platform, including the MS BDCs, and managed approximately $26.2 billion in committed capital1 as of February 1, 2026.

MS Private Credit’s primary areas of focus include:

•
Direct Lending. The Direct Lending strategy includes us, the other MS BDCs and other funds and separately managed accounts. Investments are made primarily in directly originated first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock, and common stock issued by U.S. middle-market companies owned by private equity firms, typically, although not always, with annual EBITDA of up to $200 million. As of February 1, 2026, Direct Lending managed approximately $23.0 billion in committed capital.
•
Opportunistic Credit. Investments are made primarily in complex assets, unusual credit situations or companies experiencing difficulties in sourcing capital. Other potential investments included in this category may include purchasing public or private securities in the open market at deep discounts to their fundamental value. Investments are made primarily in first lien senior secured and second lien senior secured loans, mezzanine notes, unsecured debt, preferred stock and common stock issued by U.S. middle-market companies, typically, although not always, with annual EBITDA of $10 million to $100+ million. As of February 1, 2026, Opportunistic Credit managed approximately $3.2 billion in committed capital.

Our Adviser’s investment committee servicing us, or the Investment Committee, is comprised of nine senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee members have an average of 25 years of relevant industry experience and have experience investing across multiple credit cycles and different investing environments, including the global financial crisis of 2008. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

Our Adviser is served by experienced investment professionals, or the Investment Team, within the MS Private Credit platform. The Investment Team is responsible for origination, due diligence, underwriting, structuring and monitoring each investment throughout its life cycle. In addition to our executive officers and their support teams, the MS Private Credit platform is supported by numerous professionals in legal, compliance, risk management, finance, accounting and tax who help support the platform by providing guidance on our operations.

Morgan Stanley, the parent of our Adviser, is a global financial services firm whose predecessor companies date back to 1924 and, through its subsidiaries and affiliates, advises, originates, trades, manages and distributes capital for governments, institutions and individuals. Morgan Stanley maintains a significant market position in each of its business divisions-Institutional Securities Group, or ISG, Wealth Management, or WM, and IM.

IM is a global investment manager, delivering innovative investment solutions across public and private markets. As of December 31, 2025, IM managed approximately $1.9 trillion in assets under management across its business lines, which include equity, fixed income, liquidity, real assets and private investment funds.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. Any reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement would be our expense and would ultimately be borne to our unitholders. The Expense Support Agreement may require us to repay the Investment Adviser for previously waived reimbursement of Expense Payments under certain circumstances. The previously waived expenses are potentially subject to repayment by us, if at all, within a period not to exceed three years from the date of the relevant waiver; provided, that no reimbursement will be made if the reimbursement payment causes the distribution rate in effect at the time of the reimbursement to be lower than the distribution rate at the time the Expense Payment was initially paid by the Adviser on our behalf.

Following any calendar month in which Available Operating Funds (as described below) exceed the cumulative distributions accrued to our unitholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being herein after referred to as "Excess Operating Funds"), we shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by us shall be referred to herein as a "Reimbursement Payment." "Available Operating Funds" means the sum of (i) our cumulative net "investment company taxable income", as defined by the Code, which generally includes net ordinary income and net short-term taxable gains reduced by net long-term capital losses, (ii) our cumulative net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) cumulative distributions and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not under clauses (i) and (ii) above). No Reimbursement Payment for any calendar month will be made if our Operating Expense Ratio (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. The "Operating Expense Ratio" is calculated by dividing all of the Company's operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, base management and incentive fees owed to the Adviser, and interest expense, by the Company's average net assets.

1 Committed capital is calculated as aggregate capital commitments received and total committed leverage within each of the funds or accounts with exception for funds past their investment period, where committed capital is calculated as invested capital

The Administrator

Our Administrator, an indirect, wholly owned subsidiary of Morgan Stanley, provides the administrative services necessary for us to operate pursuant to an administration agreement, dated December 1, 2023 between us and the Administrator (the “Administration Agreement”). The Administration Agreement was most recently re-approved by our Board of Directors (the "Board" or the "Board of Directors") in August 2025.

We pay our Administrator our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer. Our Administrator is reimbursed for certain expenses it incurs on our behalf, which expenses are ultimately borne by our unitholders. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. See “Administration Agreement” below for a discussion of the expenses that we reimburse to the Administrator (subject to the review and approval of our Independent Directors (as defined below)).

Investments

As of December 31, 2025, we had investments in 132 portfolio companies across 32 industries. Based on fair value as of December 31, 2025, approximately 99.8% of our debt portfolio was invested in debt bearing a floating interest rate, which are primarily subject to interest rate floors for the applicable reference rate. As of December 31, 2025, our weighted average total yield of investments in debt securities at amortized cost was 8.8%. Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

Investment Strategy

Our primary investment strategy is to make privately negotiated senior secured credit investments in U.S. middle-market companies that have leading, defensible market positions, enjoy high barriers to entry, such as high startup costs or other obstacles that prevent new competitors from easily entering the portfolio company’s industry or area of business, generate strong and stable free cash flow and are led by a proven management team with strong private equity sponsor backing. Our investment approach is focused on long-term credit performance, risk mitigation and preservation of capital. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process developed and refined by the investment professionals of the MS Private Credit platform. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

We invest primarily in companies backed by leading private equity sponsors with strong track records. We believe lending to sponsor-backed companies (or companies where private equity sponsors hold a controlling equity position) versus non-sponsor-backed companies (or companies where private equity sponsors do not hold a controlling equity position) has many distinct potential advantages including:

•
Strong, predictable deal flow given significant private equity committed capital;
•
Well-capitalized borrowers, including potential access to additional capital from sponsors, if needed;
•
Access to detailed financial, operational, industry data, and third-party legal and accounting due diligence reports conducted by the sponsor as part of their due diligence;
•
Proper oversight and governance provided by an experienced management team and a board of directors, as well as other industry and/or operating expertise from the sponsors;
•
Natural alignment of interests between lender and sponsor given focus on exit strategy; and
•
Supplemental diligence beyond the credit analysis of the borrower, given the ability to analyze track records of each private equity firm.

We have created what we believe is a defensive portfolio of investments that is anchored in first lien senior secured loans and focused on generally avoiding issuer or industry concentration in order to mitigate risk and achieve our investment objective.

We focus primarily on U.S. middle-market companies. However, to the extent that we invest in foreign companies, we intend to do so in accordance with the limitations under the 1940 Act and only in jurisdictions with established legal frameworks and a history of respecting creditor rights, including Canada, the United Kingdom and countries that are members of the European Union, as well as Australia and Japan. Our investment strategy is predicated on seeking to lend to companies with proven management teams in what we believe to be non-cyclical industry sectors. Additionally, we typically avoid direct exposure to investments in certain sectors such as in companies whose primary revenues are related to retail, restaurants, energy, alcohol, tobacco and pornography, and for the avoidance of doubt investments in such sectors are separate and apart from the ESG (as defined below) considerations described below. See “—Investment Process—Due Diligence & Structuring” below.

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

We expect our target portfolio companies to exhibit some or all of the following characteristics at the time of the initial investment, although not all of our portfolio companies will meet these criteria:

•
EBITDA of $15 – $200 million;

•
Defensible, leading market positions;
•
Unique or specialized strategy or other meaningful barriers to entry;
•
Low technology or market risks;
•
Diversified product offering, customer and supplier base;
•
Stable cash flows;
•
Low capital expenditure requirements;
•
General avoidance of what we believe to be cyclical industry sectors;
•
Predominantly North American base of operations;
•
Typical loan-to-value of up to 60%; and
•
Experienced management teams with successful track records.

Key themes of our investment strategy include:

•
Maintaining an appropriate allocation of first lien senior secured and second lien senior secured debt to allow us to achieve attractive returns within the targeted risk profile, while investing prudently based on the market and economic environment;
•
Performing thorough fundamental business and industry due diligence;
•
Conducting in-depth due diligence on management teams and sponsors to bolster our position that we are investing in businesses led by experienced professionals;
•
Structuring investments focused on providing us with security, documentation protection and current income while seeking to provide our borrowers with adequate liquidity and flexibility to operate; and
•
Ongoing active management of our portfolio companies through consistent dialogue with management and/or the sponsor, review of financial reporting, monitoring of key performance indicators and evaluation of exit strategies.

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

Market Opportunity

We believe the middle-market direct lending market environment continues to be attractive, despite the recent market volatility driven in part by trade policy, uncertainty surrounding the implementation of artificial intelligence, or AI, among other factors. We expect that a series of market dynamics may provide for significant financing opportunities for lenders like us which have longstanding and deep relationships with middle market private equity firms. Additionally, we believe that sponsored, middle market direct lending provides investors with attractive risk-adjusted return opportunities relative to other asset classes.

Demand for Direct Lending Solutions

We believe that demand has increased for financing from direct lenders relative to other sources because of the attractiveness of the product as well as structural and market factors. According to Preqin, private credit’s share of the sub-investment grade credit market, relative to the high yield and syndicated loan markets, has increased from 3% in 2010 to 25% as of June 30, 2025.

•
Fundamental Attributes of Product: We believe that when private equity sponsors experience the flexibility of private credit transactions and the speed and certainty of execution, they will continue to seek financing from non-bank lenders. We believe this presents a compelling opportunity for us to invest in quality companies on attractive terms and conditions.
•
Market Share Gains for Direct Lending: Bank participation in middle-market secured loans has decreased in recent years. Additionally, certain private equity sponsors who historically sought to finance their transactions in the public, syndicated markets have turned to private credit providers, including us, to finance their transactions.

Large and Growing U.S. Middle-Market

We believe U.S. middle-market companies represent a large and growing opportunity set and will likely require additional amounts of private debt financing for various purposes. The U.S. middle market is the third largest economy, as measured by gross domestic product.

•
Significant Refinancing Needs: Recent data from LSEG LPC, a premier global provider of information on the syndicated loan and high yield bond markets, indicates that there were more than $657 billion of middle-market loans with maturities between the first quarter of 2026 and the third quarter of 2031 that will likely require a refinancing event.
•
Robust Private Equity Dry Powder: In addition, data from Preqin shows that global private equity managers currently have over $1.1 trillion of raised, but not yet invested, capital, representing a sizeable pool of support for both new and existing investments.

We expect that these two important dynamics will provide for significant financing opportunities for lenders like us who have longstanding and deep relationships with middle-market private equity firms.

Attractive Attributes of Middle-Market Direct Lending

We believe that focusing on lending to private equity owned middle-market businesses provides for attractive risk-adjusted return opportunities due to several structural and market factors.

We have seen some recovery in leveraged buyout activity in recent quarters, and we believe that the private credit market continues to present high quality opportunities that could offer compelling risk-adjusted returns.

•
Seniority in Capital Structure: We believe senior secured middle market loans typically have strong defensive characteristics, including priority in payment among a portfolio company’s security holders, which generally means they carry the least risk among investments in the capital structure.
•
Floating Rate: We believe that the Company is well positioned in the current interest rate environment. The Company invests primarily in floating rate debt investments, which bear higher yields when base rates are higher.
•
Covenants: We seek to underwrite loans that have legal documentation that contains meaningful protections, including financial maintenance covenants. Such protective documentation terms typically limit the ability for a borrower to incur additional debt and protects lender collateral. We also believe that contractual reporting requirements allow us to diagnose and respond to borrower underperformance typically before value materially erodes. We believe it is this more conservative loan structuring that also contributes to the better overall performance of middle-market loans.
•
Equity Support: Purchase price multiples for middle market leveraged buyouts have increased substantially since 2013, while the increase in leverage multiples has not been nearly as dramatic. As a result, private equity owners have been contributing a significant share of equity beneath the debt in the capital structure, which we believe provides us with meaningful cushion in the event of underperformance or an economic downturn. The private equity sponsor can also be a source for incremental ongoing support for the business in the event the borrower experiences stress.
•
Illiquidity Premium: We believe middle market loans generally tend to offer more attractive economics, including higher spreads in exchange for their illiquidity, relative to syndicated loans. Since 2013, middle market loans have generally exhibited 150+ basis points of incremental spread premium over broadly syndicated loans on average.

We believe that the combination of these structural and market benefits has contributed to the historical outperformance of middle-market loans. From 2017 to 2025, senior middle-market loans have produced lower loss rates than leveraged loans and high yield bonds.

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

In all cases, subject to applicable laws, rules and regulations, information barriers, confidentiality provisions and policies and procedures, our Adviser utilizes Morgan Stanley’s global resources throughout the life cycle of each investment. The investment teams may consult with teams across IM, ISG (and its business units, Investment Banking, Sales and Trading, Commodities and Equity and Fixed Income Research) and WM, to assess potential investments and determine the investment opportunities to which we should devote substantial time and resources. We believe that we benefit, where appropriate, from the expertise, infrastructure, track record, relationships and institutional knowledge of Morgan Stanley.

Morgan Stanley has no obligation, contractual or otherwise, to support us. Morgan Stanley has no history of financially supporting any of the BDCs on the MS Private Credit platform, even during periods of financial distress. Access to certain parts of Morgan Stanley may be limited in certain instances by a number of factors, including third-party confidentiality obligations and information barriers established by Morgan Stanley in order to manage compliance with applicable law and potential conflicts of interest and regulatory restrictions, including without limitation joint transaction restrictions pursuant to the 1940 Act and internal policies and procedures. The investment sources described above are not necessarily indicative of all sources that the Adviser may utilize in sourcing investments for us. There can be no assurance that the Adviser will be able to source investments from any one or more parts of the Morgan Stanley network, implement our strategy, achieve our investment objectives, find investments that fit its investment criteria or avoid substantial losses. For additional information, see “Part I, Item 1A. Risk Factors—Risks Relating to Our Business and Structure—There are significant potential conflicts of interest that could affect our investment returns.”

Highly Differentiated Deal Sourcing Advantages

We believe the relationships that the Investment Team maintains with sponsors, commercial and investment banks, industry executives and financial intermediaries provide a strong pipeline of proprietary investment opportunities. However, unlike many other competing alternative lending strategies, our Adviser operates within a global financial institution with multiple groups within the Firm. We expect the broader Morgan Stanley platform to be a source of potential lending opportunities. We believe this position within the Firm is a key factor that differentiates us and constitutes a meaningful competitive advantage relative to other private credit funds and BDCs.

Distinctive Approach to Credit Investing and Due Diligence

We believe that our Adviser utilizes an investment approach that is differentiated in the industry. Our Adviser employs a highly rigorous, fundamentals-driven and disciplined investment process which has been developed utilizing Morgan Stanley’s extensive investing experience. The Adviser generally seeks to invest in companies that have leading, defensible market positions, generate strong and stable free cash flow, and have high barriers to entry, highly capable management teams and strong private equity sponsor ownership. We believe that our Adviser’s investment approach coupled with our portfolio construction strategy, right-sized capital base, and focus on documentation protection, differentiates us from our competitors.

Experienced and Accomplished Investment Team & Investment Committee

The Investment Team is led by investment professionals with extensive experience in credit and principal investing, credit analysis, credit origination and structuring. Ashwin Krishnan, our Chief Investment Officer, has principal portfolio management responsibility for us and serves as Chair of the Investment Committee. Mr. Krishnan has 25 years of experience in private credit, including origination, senior secured, mezzanine and opportunistic lending, and leveraged finance, and he also currently serves in the same capacity for each of the MS BDCs. Mr. Krishnan serves as the Head and Chief Investment Officer of Morgan Stanley’s North America Private Credit Platform and chairs the investment committees of the platform.

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

The Adviser’s investment process has five stages: Origination, Preliminary Screen, Due Diligence & Structuring, Investment Committee Approval & Closing and Portfolio Management and it employs the same rigorous and disciplined investment process to all types of investments. The Investment Team works on a particular transaction from origination to close and continues to monitor each investment throughout its life cycle.

Origination

We believe we benefit from the Adviser’s highly differentiated direct origination platform. The MS Private Credit origination platform is complemented by opportunities sourced by other Morgan Stanley divisions and businesses.

The Firm has deep relationships with many middle-market private equity firms and middle-market companies that may provide significant investment opportunities. MS Private Credit is the primary private credit investment management platform across the Firm. The Adviser seeks to capitalize on the significant number of lending opportunities with middle-market companies through relationships established by the Firm.

We believe the large volume of untapped potential lending opportunities and the scale of the MS Private Credit origination and due diligence platform allows us to increase investment selectivity and potentially enhance risk-adjusted returns.

Preliminary Screen

An initial review of each investment opportunity is conducted by the Investment Team to determine whether it is consistent with our investment objectives and credit standards. If the opportunity fits our investment objective and 1940 Act requirements, the opportunity is further evaluated by the Investment Team. The Investment Team utilizes the extensive industry expertise resident in IM and ISG (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures) to assist in this preliminary evaluation, if available. Access to these resources allows the Investment Team to assess each opportunity quickly and effectively and enables it to focus only on compelling opportunities.

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

Due Diligence & Structuring

All investment opportunities that pass the Preliminary Screen are subject to a comprehensive due diligence process. The Adviser uses both internal and external resources in its due diligence process including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses (subject in all cases to availability, applicable regulations, confidentiality provisions, information barriers and policies and procedures). Diligence typically involves meeting with company management and the private equity sponsor to achieve a comprehensive understanding of the portfolio company’s competitive positioning, competitive advantage, company strategy and risks and mitigants associated with the proposed investment.

Additionally, the Investment Team, to the extent applicable, conducts supplemental diligence including:

•
Financial analysis;
•
Capital structure review;
•
Covenant analysis;
•
Review of third-party due diligence reports (financial, industry, legal, technology, insurance and/or environmental);
•
Industry research;
•
Customer calls;
•
Industry expert calls;
•
Evaluation of impact due to implementation of artificial intelligence;
•
Management background checks;
•
Consideration of environmental, social and governance (“ESG”) issues; and
•
Negotiation of legal documentation.

The Investment Team reviews ESG considerations as part of its due diligence process. These considerations include, but are not limited to, whether the borrower has formal ESG and compliance policies, the type of activities carried on by the borrower (e.g., energy usage, carbon emissions, fossil fuel exposure, or nuclear energy) and the borrower's hiring practices. The identification of a material ESG risk will not necessarily be determinative in our Adviser’s decision on whether to lend to a potential borrower, and we may invest in portfolio companies that score poorly in our Adviser’s ESG due diligence.

Investment Committee Approval & Closing

The Investment Committee is engaged throughout the investment process to provide guidance on best practices, industry expertise and related deal experience drawn from their relevant experience.

Based on the findings in the Due Diligence & Structuring phase, the Investment Team prepares a detailed memo that is presented to the Investment Committee. A majority of the Investment Committee, including approval by Ashwin Krishnan, must approve a transaction in order for us to pursue the opportunity. Once approved, the Investment Team works towards closing and funding the investment. Any changes to the investment after approval along with key legal terms are documented and circulated to the Investment Committee prior to closing in the form of a closing memo.

Portfolio Management

We believe that proactive monitoring of our portfolio companies is an important part of the investment process.

The Adviser engages in formal and informal dialogue with portfolio company management teams and private equity sponsors, and uses internal resources including leveraging the extensive industry expertise resident in Morgan Stanley’s businesses, as appropriate (subject in all cases to applicable regulations, confidentiality provisions, information barriers and policies and procedures), in an attempt to give us an ongoing advantage relative to other investors in the portfolio company. The Adviser typically receives quarterly financial reports from portfolio companies. This information access and ongoing interaction with portfolio companies and sponsors should provide the Adviser with the ability to anticipate any potential performance or liquidity issues at an early stage and to work proactively toward mitigating potential losses. Our Adviser holds quarterly portfolio reviews. In conjunction with the quarterly portfolio reviews, the Adviser compiles a quarterly risk report that examines, among other things, migration in portfolio and loan level investment mix, industry diversification, review of trends of specific industries, internal risk ratings ("Internal Risk Ratings"), revenue, EBITDA and leverage.

Frequency of review of individual portfolio companies is determined on a case-by-case basis, based on an Internal Risk Rating, total exposure and other criteria set forth by the Investment Committee. Performing loans, or loans on which the borrower has historically made payments of principal and interest on time, are typically discussed every quarter, while any loan that has been downgraded under our Internal Risk Rating scale is typically discussed more frequently as appropriate. In addition, the Adviser holds weekly “watchlist” meetings which include a discussion of all investments that have been downgraded, or are at risk for downgrade, under our Adviser’s Internal Risk Rating system.

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations, and the business trends and risk factors present are generally favorable, which may include trends and factors such as the performance of the portfolio company or the likelihood of a potential exit.

Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations, and risk factors to ultimately recoup the cost of our principal investment and are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.

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

Beyond the policies and protocols detailed above, our Investment Team performs analysis and projections in response to market conditions to assess potential exposure to our portfolio. Sample analysis includes evaluation of the impact from market, economic and geopolitical conditions that may from time to time result in periods of capital market volatility and economic uncertainty.

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

We may, however, invest alongside the Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable, in certain circumstances where doing so is consistent with our Adviser’s allocation policies and procedures, applicable law and SEC staff interpretations, guidance and any exemptive relief order applicable to us and/or the Adviser. Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), which supersedes the co-investment order issued to us and the Adviser on August 2, 2022 and amended on January 14, 2025, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments. See “—Co-Investment Transactions.”

Investments by Morgan Stanley and Its Affiliated Investment Accounts

Morgan Stanley has advised, and may advise, clients and has sponsored, managed or advised the Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with our investment objectives and present conflicts of interest, including without limitation, the MS BDCs, whose investment objectives overlap with ours. In addition, Morgan Stanley routinely makes equity and private debt investments in connection with its global business and operations. MS Private Credit may also from time to time create new or successor Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, that may compete with us for investment opportunities or overlap in terms of investment strategy and may present similar conflicts of interest. Morgan Stanley and/or some of its Affiliated Investment Accounts have routinely made, and will continue to make, investments that fall within our investment objectives. Certain members of the Investment Team and the Investment Committee may make investment decisions on behalf of Affiliated Investment Accounts, including Affiliated Investment Accounts with investment objectives that overlap with ours.

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. Certain of these Affiliated Investment Accounts may provide for higher management fees or incentive fees or have greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, which may create an incentive for the Adviser to favor such Affiliated Investment Accounts. The Adviser has in the past and may in the future enter into one or more contractual arrangements with third parties (“Syndication Partners”), including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us.

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

To the extent consistent with applicable law and/or any exemptive relief applicable to us and/or the Adviser, in addition to such co-investments, the Company and Morgan Stanley or an Affiliated Investment Account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent we hold investments in the same portfolio company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by Morgan Stanley or an Affiliated Investment Account, the Adviser and Morgan Stanley may be presented with decisions when the interests of the two co-investors are in conflict. In circumstances where there is a portfolio company in which we have an equity or debt investment and in which Morgan Stanley or an Affiliated Investment Account has an equity or senior debt investment elsewhere in the portfolio company’s capital structure, Morgan Stanley may have conflicting loyalties between its duties to its stockholders, the Affiliated Investment Account, us, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for Morgan Stanley or such Affiliated Investment Account that are adverse to us, or actions may or may not be taken by us due to Morgan Stanley’s or such Affiliated Investment Account’s investment, which action or failure to act may be adverse to us. In addition, it is possible that in a bankruptcy proceeding, our interest may be subordinated or otherwise adversely affected by virtue of Morgan Stanley’s or such Affiliated Investment Account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring, raise conflicts of interest. If a portfolio company becomes troubled, we might arguably be best served by a liquidation that would result in its debt being paid, but leave nothing for Morgan Stanley or such Affiliated Investment Accounts. In those circumstances where we and Morgan Stanley or such Affiliated Investment Accounts hold investments in different classes of a company’s debt or equity, Morgan Stanley may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between us and Morgan Stanley or such Affiliated Investment Accounts, including causing us to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking an action designed to reduce adversity. A similar standard generally will apply if Morgan Stanley or such Affiliated Investment Accounts make an investment in a company or asset in which we hold an investment in a different class of such company’s debt or equity securities or such asset.

Our Adviser or its affiliates may engage in certain origination activities and receive arrangement, structuring or similar fees in connection with such activities. See “-Item 1A. Risk Factors-Risks Relating to our Business and Structure—Conflicts related to obligations the Investment Committee, the Adviser or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.” Our Adviser’s liability is limited under our Investment Advisory Agreement, and we are required to indemnify our Adviser against certain liabilities. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors-Risks Relating to Our Business and Structure-The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each of the Adviser and the Administrator against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.”

Co-Investment Transactions

Our Adviser has received the Order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain Affiliated Investment Accounts, including the MS BDCs and which may include proprietary accounts of Morgan Stanley. Subject to the 1940 Act and the conditions of the Order which includes, among other things, the requirement to ensure a fair and equitable allocation of investment opportunities to the MS BDCs, we may, under certain circumstances, co-invest with Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, in investments that are suitable for us and one or more of such Affiliated Investment Accounts or proprietary accounts of Morgan Stanley. Even though we and any such Affiliated Investment Account or proprietary account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the Order and our Adviser’s allocation policies and procedures, as discussed herein.

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

With respect to co-investment transactions conducted under the Order, allocations among us and certain other Affiliated Investment Accounts, which may include proprietary accounts of Morgan Stanley, will generally be made taking into account a variety of factors which may include factors not limited to: investment guidelines, goals or restrictions of the applicable Affiliated Investment Accounts or proprietary account, available capital and liquidity restrictions, target position hold size, diversification requirements and objectives, issuer, industry and geographical considerations, leverage covenants or restrictions, tax considerations, legal or regulatory considerations and risk considerations, prohibitions or restrictions on “joint transactions” for entities regulated under the 1940 Act, compliance with co-investment order conditions pursuant to our Order and other applicable guidance and relief, as applicable. Final allocations are generally approved by an allocation committee comprised of senior management, subject to certain exceptions. Our Board of Directors regularly reviews the allocation policies and procedures and code of ethics of the Adviser.

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

Implications of Being an Emerging Growth Company

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), until the earliest of:

•
the last day of our fiscal year in which the fifth anniversary of any initial public offering of our Units;
•
the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
•
the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

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

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025, and December 31, 2024, our asset coverage ratio was 184.00% and 236.00%, respectively.

While any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our unitholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code) or the repurchase of such securities or Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities. See “Note 6. Debt” in the notes to the accompanying consolidated financial statements.

Distribution Reinvestment Plan

We have adopted an “opt in” distribution reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Units.

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

There will be no brokerage or other charges to unitholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by us and, therefore, will be borne by our unitholders.

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

Investment Advisory Agreement

We entered into an Investment Advisory Agreement with our Investment Adviser on December 1, 2023 (the “Investment Advisory Agreement”). The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or a majority of the Board of Directors, including a majority of the directors who are not "interested persons" as defined in Section 2(a)(19) of the 1940 Act (the "Independent Directors"). The renewal of the Investment Advisory Agreement was most recently re-approved by our Board of Directors in August 2025.

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
•
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeded the hurdle rate but is less than 1.4286% in any quarter (5.7143% annualized). We refer to this portion of the pre-incentive fee net investment income (which exceeded the Hurdle Rate but is less than 1.4286%) as the “catch-up.” The “catch-up” is meant to provide the Investment Adviser with approximately 12.5% of pre-incentive fee net investment income as if a Hurdle Rate did not apply if this net investment income exceeds 1.4286% in any calendar quarter; and
•
12.5% of the pre-incentive fee net investment income, if any, that exceeded 1.4286% in any calendar quarter (5.7143% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Investment Adviser.

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

Examples of Quarterly Incentive Fee Calculation Example 1:

Income Related Portion of Incentive Fee(*):

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25% Hurdle rate(1)= 1.25%

Base management fee(2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%

Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 0.825%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.85% Hurdle rate(1)= 1.25%

Base management fee(2) = 0.25%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%

Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 1.425% which exceeds the hurdle rate

Incentive fee = 12.5% × pre-incentive fee net investment income, subject to the “catch-up”(4)

= 100% × (1.425% – 1.25%)

= 0.175%

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.5% Hurdle rate(1)= 1.25%

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

(1)
Represents 5% annualized hurdle rate.
(2)
Represents 1.00% annualized base management fee.
(3)
Excludes organizational and offering expenses.
(4)
The “catch-up” provision is intended to provide our Adviser with an incentive fee of 12.5% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.4286% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•
Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
•
Year 3: FMV of Investment B determined to be $25 million
•
Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

•
Year 1: None
•
Year 2: $3.75 million capital gains incentive fee

$30 million realized capital gains on sale of Investment A multiplied by 12.5%

•
Year 3: None

$3.175 million cumulative fee (12.5% multiplied by $25 million ($30 million Cumulative Capital Gains less $5 million cumulative capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2)

•
Year 4: $0.125 million capital gains incentive fee $3.875 million cumulative fee ($31 million cumulative realized capital gains multiplied by 12.5%)

less

$3.75 million (previous capital gains fee paid in Year 2)

Alternative 2

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•
Year 4: FMV of Investment B determined to be $35 million
•
Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

•
Year 1: None
•
Year 2: $3.125 million capital gains incentive fee

12.5% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

•
Year 3: $0.875 million capital gains incentive fee

$4.0 million cumulative fee (12.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $3.125 million (previous capital gains fee paid in Year 2)

•
Year 4: $0.375 million capital gains incentive fee, calculated as follows:

$4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4.0 million (previous cumulative capital gains fees paid in Year 2 and Year 3)

•
Year 5: None

$3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)

Administration Agreement

We entered into the Administration Agreement with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement had an initial term of two years and continues thereafter from year to year if approved annually by our Board of Directors which was most recently re-approved in August 2025.

Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses and our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer. Our Board of Directors, including our Independent Directors, reviews the allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement to determine whether such expenses are reasonable and reviews the methodology employed in determining how expenses are allocated among us and the other MS BDCs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements into which our Administrator enters.

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

In addition, pursuant to a sub-administration agreement, our Administrator has engaged State Street Bank and Trust Company to act on behalf of our Administrator in the performance of certain other administrative services for us. We have also engaged State Street Bank and Trust Company directly to serve as our custodian and as our Units transfer agent, distribution paying agent and registrar.

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

•
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility.
•
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•
We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.
•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors.
•
We may not replicate the historical results achieved by other entities advised or sponsored by members of the Investment Committee, or by the Adviser or its affiliates.
•
Our financial condition and results of operations depend on our ability to manage future growth effectively.
•
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis.
•
There are significant potential conflicts of interest that could affect our investment returns.
•
Our incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our unitholders and may induce the Adviser to make speculative investments.
•
Our ability to enter into transactions with our affiliates is restricted.
•
We operate in a highly competitive market for investment opportunities.
•
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
•
We will need to raise additional capital to grow because we must distribute most of our income.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•
We are subject to risks associated with our Credit Facilities (as defined below).
•
Failure to qualify as a BDC would decrease our operating flexibility.
•
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors and, as a result, there may be uncertainty as to the value of our portfolio investments.
•
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or unitholder approval, and we may temporarily deviate from our regular investment strategy.
•
The Adviser and Administrator can each resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time.
•
We are a non-diversified investment company within the meaning of the 1940 Act.
•
The liability of each of the Adviser and the Administrator is limited.

Risks Relating to Our Investments

•
Limitations of investment due diligence expose us to investment risk.

•
Our debt investments may be risky, and we could lose all or part of our investments.
•
Defaults by our portfolio companies will harm our operating results.
•
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens.
•
Our investments in traded bank loans and other liquid debt securities of U.S. corporate issuers could include “covenant-lite” loans, which may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
•
The lack of liquidity in our investments may adversely affect our business.
•
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•
Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies.
•
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•
We may be subject to risks associated with syndicate loans.
•
We may be subject to risks under hedging transactions and may become subject to risks if we invest in foreign securities.

Risks Relating to an Investment in Our Units

•
Investing in our Units may involve an above average degree of risk.
•
Our Units are not listed, and we do not intend to list our Units on an exchange.
•
There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from any offering of securities, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
•
Investors will not know the purchase price per Units at the time they submit their subscription agreements.
•
If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we may be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.
•
We intend, but are not required, to offer to repurchase Units on a quarterly basis.
•
The price at which we may repurchase units will be determined in accordance with our unit pricing policy and, as a result, there may be uncertainty as to the value of our Units.
•
We may be unable to invest a significant portion of the net proceeds of our offering of Units on acceptable terms in an acceptable timeframe.
•
The net asset value of our Units may fluctuate significantly.
•
Our unitholders may experience dilution in their ownership percentage.
•
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

BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its equity holders. We have elected to be treated, and intend to qualify annually, as a RIC. See “Item 1. Business — Certain Material U.S. Federal Income Tax Considerations.”

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.
Is organized under the laws of, and has its principal place of business in, the United States;
b.
Is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
Satisfies either of the following:
i.
Does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
ii.
Is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(2)
Securities of any eligible portfolio company which we control.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)
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

Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Units if our asset coverage, as defined in the 1940 Act, is at least equal to the percentage set forth in Section 61 of the 1940 Act that is applicable to us at such time. On November 30, 2023, our sole unitholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) to us, effective as of November 30, 2023. As a result of the unitholder approval, effective November 30, 2023, the asset coverage ratio under the 1940 Act applicable to us decreased to 150% from 200%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary purposes. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks. We comply with the provisions of Section 61 of the 1940 Act governing capital structure and leverage on an aggregate basis with our wholly owned, consolidated subsidiaries.

Code of Ethics

We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The code of ethics for each of the Adviser and the Company are available on the SEC’s website at www.sec.gov, and you may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Other

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. We and our wholly owned, consolidated subsidiaries comply with the provisions of the 1940 Act related to affiliated transactions and custody (Section 17 as modified by Section 57).

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

•
Pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
Pursuant to Item 307 under Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
Pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which may be required to be audited by our independent registered public accounting firm if at any time we are no longer eligible to rely on the exclusion provided in Section 404(c) of the Sarbanes-Oxley Act; and
•
Pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitations on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.

Exclusion of the Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission, or the CFTC regulations. The Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, therefore, the Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exclusion on an annual basis, which current annual affirmation was filed by the Adviser on February 23, 2026.

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

A “U.S. unitholder” is a beneficial owner of our Units that is for U.S. federal income tax purposes:

•
A citizen or individual resident of the United States;
•
A corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•
An estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
A trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

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

Tax matters are very complicated, and the tax consequences to an investor of an investment in our Units will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

Election to Be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our unitholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our unitholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income”, or ICTI, which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our unitholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
Qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•
Derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•
Diversify our holdings so that at the end of each quarter of the taxable year:
•
At least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
No more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

A RIC is limited in its ability to deduct expenses in excess of its ICTI. If our deductible expenses in a given taxable year exceed our ICTI, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years, and such net operating losses do not pass through to its unitholders. In addition, deductible expenses can be used only to offset ICTI, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its ICTI, but it may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our unitholders even if such taxable income is greater than the net income we actually earn during those taxable years.

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

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Unitholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our unitholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

To the extent we borrow money or issue debt securities or any preferred units to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred units and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. This change could also reduce our net investment income to the extent any debt investments have fixed interest rates, or floating interest rates subject to an interest rate cap below the then-current levels, and as a result such interest rates of these debt investments will not increase. In periods of rising interest rates, our cost of funds will also increase because we expect that the interest rates on the majority of amounts we borrow will be floating. In periods of declining interest rates, our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Morgan Stanley and its affiliates.

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

Our investments may differ from those of existing accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or advised by members of the Investment Committee, the Adviser or affiliates of the Adviser. Subject to the requirements of the 1940 Act and the provisions of the Order, we may co-invest in portfolio investments with other Affiliated Investment Accounts, including the MS BDCs, and any proprietary accounts of Morgan Stanley, if applicable. Any such investments are subject to regulatory limitations and approvals by the Independent Directors. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Morgan Stanley funds by members of the Investment Committee (including the Affiliated Investment Accounts), and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

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

Morgan Stanley currently invests and plans to continue to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities in North America, Europe and elsewhere. Morgan Stanley and, to the extent consistent with applicable law, exemptive relief and/or the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to us beforehand. Subject to the requirements of any applicable exemptive relief, Morgan Stanley may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within our investment objectives. We may invest in opportunities that Morgan Stanley and/or one or more Affiliated Investment Accounts have declined, and vice versa. The Adviser and/or one or more of its affiliates have in the past and may in the future enter into one or more contractual arrangements with Syndication Partners including certain third parties that may or may not be advisory clients of the Adviser, whereby, subject to certain investment criteria, the Adviser would agree to present such third parties with certain co-investment opportunities alongside the MS Private Credit platform, including us. All of the foregoing may reduce the number of investment opportunities available to us and may create conflicts of interest in allocating investment opportunities among the Company and the Affiliated Investment Accounts, including any proprietary accounts of Morgan Stanley. Our Adviser has established allocation policies and procedures and will continue to allocate opportunities among one or more of the Company, such Affiliated Investment Accounts and Syndication Partners in accordance with the terms of such policies and procedures. Investors should note that such allocation decisions may not be resolved to our advantage. There can be no assurance that we will have an opportunity to participate in certain opportunities that fall within our investment objectives.

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

Principals of the Adviser and its affiliates and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions in order to comply with applicable law, regulatory restrictions or internal policies or procedures, including without limitation joint transaction restrictions pursuant to the 1940 Act, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

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

For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. See “Item 1. Business –Certain Material U.S. Federal Income Tax Considerations—Election to be Taxed as a RIC.” This difficulty in making the required distribution may be amplified to the extent that we are required to pay the incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

We may, however, invest alongside our Adviser’s and/or its affiliates’ other clients, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance and exemptive relief orders. However, although the Adviser endeavors to fairly allocate investment opportunities in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. The SEC has granted us and our Adviser the Order, that allows us to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions specified in the Order. Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, are included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred units with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

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

The following table illustrates the effect of leverage on returns from an investment in our Units as of December 31, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to Unitholders assuming actual asset coverage as of December 31, 2025 (1)	(29.6)%	(18.6)%	(7.5)%	3.5%	14.6%

(1)
Assumes $488.0 million in total assets, $261.7 million in debt outstanding and $220.9 million in net assets as of December 31, 2025, and an average cost of funds of 6.35% which is our weighted average interest rate as of December 31, 2025, excluding unused fees and financing costs.

Based on our outstanding indebtedness of $261.7 million as of December 31, 2025 and the weighted average annual interest rate of 6.35% (excluding unused fees and financing costs), our investment portfolio would have been required to experience an annual return of at least 3.4% to cover annual interest payments on the outstanding debt.

We are subject to risks associated with our Credit Facilities.

LGAM SPV LLC, our wholly owned subsidiary entered into a credit and security agreement (as amended, the “Credit and Security Agreement”) with LGAM SPV LLC, as the borrower, the lenders party thereto, Citibank, N.A. (“Citibank”), as the administrative agent for the lenders, the Company, as the collateral manager and equityholder, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank Trust Company, National Association, as document custodian(as amended, restated, supplemented or otherwise modified from time to time, the “Citibank Funding Facility”).

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

We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. Our continued compliance with the covenants contained under these financing agreements depends on many factors, some of which may be beyond our control. We can offer no assurances that we would continue to comply with any such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our unitholders. These financing agreements may also include, customary cross-default provisions, and if the indebtedness is accelerated we may be unable to repay or finance the amounts due.

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

Our existing Credit Facility may place significant restrictions on our ability, as servicer, to sell investments, and we expect that any Credit Facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.

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

The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Valuation Designee (as defined below), subject to oversight by the Board, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Note 5. Fair Value Measurements” in the notes to our consolidated financial statements, most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820, Fair Value Measurements (“ASC 820”). This means that our portfolio valuations are based on unobservable inputs and our Valuation Designee’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

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

We have retained the services of independent service providers to review the valuation of these securities. The valuation of all our portfolio investments for which a market quote is not readily available will be reviewed by an independent valuation firm at least quarterly or more often as determined by the Valuation Designee or Board. The types of factors that our Valuation Designee, under the supervision of our Board of Directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and in particular, the valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates, and thus our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

The Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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

Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board of Directors in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser are not liable to us or any unitholders for acts or omissions performed by the Adviser in accordance with any of its duties or obligations under the Investment Advisory Agreement or otherwise as investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services), except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of such person’s obligations or duties or by reason of reckless disregard of the Adviser’s duties or obligations under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, any person controlling or controlled by the Adviser, any other person affiliated with the Adviser and any other person or entity acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with the performance of such person’s duties or obligations under the Investment Advisory Agreement or otherwise as an investment adviser to the Company, except where attributable to the willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of reckless disregard of the Adviser’s obligations or duties under the Investment Advisory Agreement, subject to the provisions of the Company’s organizational documents, the 1940 Act, and the laws of the State of New York. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to us or our unitholders for, and we have agreed to indemnify them for, any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except where attributable to the willful misfeasance, bad faith or gross negligence or by reason of reckless disregard of the Administrator’s duties or obligations under the Administration Agreement, subject to the provisions of the 1940 Act. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may invest in derivatives of other assets that expose us to certain risks, including market risk, liquidity and other risks similar to those associated with the use of leverage.

We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for us and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, we could lose the entire amount of our investment; in other types of derivative transactions the potential loss is theoretically unlimited.

Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to be subject to a value-at-risk leverage limit and requires the adoption and implementation of a derivatives risk management program that is reasonably designed to identify, assess and manage its derivatives transaction trading risk, subject to certain exceptions. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. The Company intends to operate under the limited derivatives user exemption of Rule 18f-4 and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risk pursuant to Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, under the "delayed-settlement securities" provision of Rule 18f-4, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date. We may otherwise engage in such transaction as a "derivatives transaction" for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.

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

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Valuation Designee, under the supervision of our Board of Directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•
a comparison of the portfolio company’s securities to publicly traded securities;
•
the enterprise value of the portfolio company;
•
the nature and realizable value of any collateral;
•
the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•
the markets in which the portfolio company does business;
•
the changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future; and
•
other relevant factors.

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

Our investments in OID and PIK instruments may expose us to investment risk.

To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
OID and PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•
market prices of OID and PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to maintain tax treatment as a RIC for U.S. federal income tax purposes; and
•
OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

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

We may invest in portfolio entities that are subject to changing and increasingly stringent environmental and health and safety laws, regulations and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio entities. The imposition of new environmental and other laws, regulations and initiatives could adversely affect the business operations and financial stability of portfolio entities. There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio investment or potential investments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio investments will not cause injury to the environment or to people under all circumstances or that the portfolio investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on an investment, and we can offer no assurance that the portfolio investments will at all times comply with all applicable environmental laws, regulations and permit requirements. Additionally, our portfolio companies may be subject to certain so-called sustainability risks, or ESG events or conditions that, if they occur, could cause an actual or potential material impact on the value of the Company, including, but not limited to, the following:

•
climate change risks include both global warming driven by human emissions of greenhouse gases and the resulting large-scale shifts in weather patterns. Risks associated with climate change include transition risks (policy changes, reputational impacts and shifts in market preferences, norms and technology) and physical risk (physical impacts of climate change such as droughts, floods or thawing ground);
•
natural resource risks including rising costs from resource scarcity or resource usage taxes and systemic risk from biodiversity loss;
•
pollution and waste risks including liabilities associated with contamination and waste management costs;
•
human capital risks include declining employee productivity, attrition and turnover costs, pandemics and supply chain reputational risks or disruption;
•
community risks factors including loss of license to operate, operational disruptions caused by protests or boycotts and systematic inequality and instability; security and safety risks such as consumer security, data privacy and security; and
•
other climate-related conditions and events that present risks related to the physical impacts of the climate and risks related to a potential transition to a lower carbon economy.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•
increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
preserve or enhance the value of our investment.

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

The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
the releases of liens on the collateral; and
•
the waivers of past defaults under collateral documents.

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

We may in the future enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our unitholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.

Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transaction we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure. Also, where a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. If restrictions on exercise were imposed, we might be unable to exercise an option we had purchased. If we were unable to close out an option that we had purchased on a security, it would have to exercise the option in order to realize any profit or the option may expire worthless.

For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy.

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

There are restrictions on the ability of holders of our Units to transfer Units in excess of the restrictions typically associated with a private offering of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in our Units and the price at which holders may be able to sell their Units.

We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Units pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our Units, such Units may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our Units will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our common unitholders.

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

Unitholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from any securities offerings and the performance of our investments. Our future repayments of amounts reimbursed or waived by our Adviser or its affiliates will reduce the distributions that unitholders would otherwise receive in the future. There can be no assurance that we will achieve such performance in order to sustain these distributions or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

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

We commenced a unit repurchase program pursuant to which we intend to conduct quarterly repurchase offers. In any such repurchase program, only a limited number of Units will be eligible for repurchase. As a result, the price at which we repurchase Units may be at a discount to the price at which you purchased Units in the private offering. The unit repurchase program will include numerous restrictions that limit your ability to sell your Units, and unit repurchases may not be available each month. For example, to the extent we choose to repurchase Units in any particular quarter, we intend to limit the number of Units to be repurchased in each quarter to no more than 5% of our outstanding Units (either by number of units or aggregate net asset value) as of such quarter end. To the extent that the number of Units put to us for repurchase exceeds number of Units that we are able to purchase, we will repurchase Units on a pro rata basis, not on a first-come, first-serve basis. Further, we will have no obligation to repurchase Units if the repurchase would violate the restrictions on distributions under federal law or Delaware law. These limits may prevent us from accommodating all repurchase requests made in any month. We will notify our unitholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly unit repurchase program we will have discretion to not repurchase Units, to suspend the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell units promptly and at a desired price.

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

Before making investments, we may invest the net proceeds of the Private Offering primarily in cash, cash-equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities and loans meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

The net asset value of our Units may fluctuate significantly.

The net asset value and liquidity, if any, of the market for our Units may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
loss of RIC tax treatment or BDC status;
•
distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•
changes in earnings or variations in operating results;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of our Adviser or certain of its key personnel;
•
inability of the Adviser to employ additional experienced investment professionals;
•
general economic trends and other external factors;
•
escalation of geopolitical tensions and disruptions in local, regional, national and global markets and economies affected thereby, including the potential for volatility in energy prices and other supply chain issues and disruptions related to tariffs and other trade or sanctions issues and the impact of such events on the industries in which we invest;
•
inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
loss of a major funding source;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the economic and other impacts of disease outbreaks, pandemics, or any other serious public health concern in the United States as well as worldwide.

Our unitholders may experience dilution in their ownership percentage.

Our unitholders do not have preemptive rights to purchase any Units we issue in the future. To the extent that we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Units and the value of our investments, you may also experience dilution in the book value and fair value of your Units.

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

We have an “opt in” DRIP. As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Units. Our unitholders that do not participate in our DRIP will experience dilution in their ownership percentage of our Units over time. See “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities—Distribution Reinvestment Plan.”

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

Persons with the right to appoint a director or who hold 10% or more of our Units may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of securities (except exempted securities) within a six-month period.

General Risk Factors

We are operating in a period of capital markets volatility and economic uncertainty. These market conditions, when they occur, materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.

Our business and operations may be adversely affected by market, economic and geopolitical conditions including, without limitation, economic slowdown in the United States and internationally, changes in interest rates and/or a lack of availability of credit in the United States and internationally, commodity price volatility and changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Any market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets. The full impact of any such risks is uncertain and difficult to predict.

Capital markets volatility and instability have also occurred in the past and may occur in the future. At various times, such disruptions in the past have resulted in, and may in the future result in, a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused volatility in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, geopolitical tensions, natural disasters, or disease outbreaks, pandemics or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time.

Such conditions may occur for a prolonged period of time, and may materially worsen in the future, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, unitholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

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

We and certain of our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the relevant government agencies charged with implementing those laws and regulations, and new laws, regulations and interpretations may also come into effect. For example, because a Morgan Stanley affiliate is acting as the Adviser, we are subject to certain federal banking and financial requirements, including the BHCA, regulations of the Federal Reserve, and certain provisions of the Dodd-Frank Act. Although not currently contemplated, to the extent we are deemed to be controlled by Morgan Stanley for purposes of the BHCA, we must generally comply with the investment and activity restrictions applicable to Morgan Stanley under the BHCA. Such restrictions may place certain limitations on our ability to engage in activities or make investments in companies. For instance, the BHCA permits a BHC, as well as any non-bank affiliate of such BHC, to make investment representing less than 5% of any class of voting shares of another company so long as that investment is otherwise non-controlling under the BHCA. The BHCA also permits well-capitalized, well-managed BHCs that have elected to be treated as a FHC to engage in expanded “financial in nature” activities without prior approval of the Federal Reserve. Such financial in nature activities include bona fide merchant banking activities, so long as (i) the FHC holds its merchant banking investments only for a period of time sufficient to enable the sale or disposition thereof on a reasonable basis (generally no more than 10 years) and (ii) the FHC does not routinely manage or operate the companies in which it invests except as necessary or required to obtain a reasonable return on its investment. The BHCA does not, however, require Morgan Stanley to financially support us.

Similarly, the Volcker Rule generally restricts any banking entity (which includes Morgan Stanley and most affiliates of Morgan Stanley) from engaging in “proprietary trading” as well as from acquiring or retaining any “ownership interest” in a “covered fund”, in each case unless the investment or activity is conducted in accordance with an exclusion or exemption. The Volcker Rule also generally prohibits certain transactions between a banking entity and any of its affiliates, on the one hand, and a covered fund for which the banking entity or any of its affiliates serves, directly or indirectly, as the investment manager, investment adviser, or that the banking entity or any of its affiliates sponsors in connection with organizing and offering that fund (or with any other covered fund that is controlled by such fund, on the other hand). As a BDC, we are not considered to be a covered fund. As a result, Morgan Stanley and its subsidiaries’ investments in us would not be subject to the Volcker Rule restrictions on investments in covered funds, but we would be considered a banking entity subject to restrictions on proprietary trading to the extent we are “controlled” by Morgan Stanley or its affiliates. Although not currently contemplated, generally, we will be deemed to be controlled for these purposes in the event that entities affiliated with Morgan Stanley own 5% or more of our outstanding voting securities. It is not certain how all aspects of the Volcker Rule will be interpreted and applied, or what the impact of the Volcker Rule will have on us. In addition, the restrictions and limitations on Morgan Stanley and us may change in the future as the Federal Reserve and other agencies consider whether and how to revise and apply the Volcker Rule. We believe that we may perform our activities and services without violation of applicable U.S. banking laws and regulations. However, it is possible that future changes or clarifications in the BHCA and Volcker Rule, as well as judicial or administrative decisions or interpretations of present of future laws or regulations, could restrict (or possibly prevent) our ability to continue to conduct our operations as currently contemplated. In such event, we, the Adviser and/or Morgan Stanley may agree to make certain amendments or changes to the extent necessary to permit the Adviser to continue to provide services to us, while enabling us to continue to achieve our purposes and objectives.

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

The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax, and regulatory regime in which we and our portfolio companies will operate.

Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers' ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.

While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulations can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.

We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions.

The operations of the Company, the Adviser, the Administrator and any third-party service provider to any of the foregoing are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in the relevant computer systems and networks. In particular, cyber-security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These attacks could involve gaining unauthorized access to information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. We, the Adviser and the Administrator must each continuously monitor and innovate our cybersecurity to protect our technology and data from corruption or unauthorized access. In addition, due to the use of third-party vendors, agents, exchanges, clearing houses and other financial institutions and service providers, we, the Adviser and the Administrator could be adversely impacted if any of us are subject to a successful cyber-attack or other breach of our information.

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

In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

We are subject to risks associated with artificial intelligence and machine learning technology.

The Company and the Adviser may use or rely on proprietary and/or third-party technology, including artificial intelligence solutions. Artificial intelligence (“AI”) refers to computer systems capable of performing tasks that typically require human intelligence, including but not limited to machine learning, natural language processing, and generative and agentic AI technologies. These systems are designed to analyze data, learn from patterns, make decisions and solve problems. Actual usage of AI will vary and is likely to change over time. Investors should be aware that the use of AI tools, while potentially beneficial, presents a range of risks and may result in material adverse consequences (including the risks discussed in further detail below) for the Company or its third-party service providers or counterparties, and no assurance can be given that any controls adopted to govern the use of AI will fully mitigate the risks associated with AI technologies.

AI tools may produce inaccurate, biased, insufficient, discriminatory, misleading, incomplete, undetectable manipulative or otherwise flawed responses due to (among other things) limitations in training data, algorithmic design or operational oversight. Such deficiencies may result in operational errors, investment losses, reputational, financial, or social harm, legal liability, regulatory scrutiny or other adverse effects. The deployment and supervision of AI tools may increase operational and compliance risks. Inappropriate use of AI tools or overreliance on AI outputs without adequate human oversight may further exacerbate these risks.

The legal and regulatory environment relating to AI is uncertain and evolving and future changes, such as those related to privacy, data protection and intellectual property, could have an impact on the use of AI and existing or emerging technologies that could impact the Company. It is possible that future changes in applicable legal and regulatory requirements could increase compliance costs. Any of these risks could adversely affect the Company. Additionally, regulatory actions or legal challenges may impose restrictions or obligations that affect operational efficiency or compliance posture.

The misuse of AI tools, whether intentional or inadvertent, may expose the Company to additional risks. In addition, AI tools and technology are evolving rapidly and the integration of AI in systems and operations create new risks that can be difficult to assess and anticipate.

The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.

The use of third-party and open-source AI tools (if any) can pose additional risks relating to data protection and information security, including the potential exposure of confidential information to unauthorized recipients and the misuse of intellectual property, which could adversely affect the Company.

The use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. The use of AI by bad actors could heighten the security vulnerabilities and sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition.

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

Geopolitical conflicts and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

The extent to which any disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply-chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of the Coronavirus) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.

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

We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•
The last day of the fiscal year ending after the fifth anniversary of any initial public offering of our Units;
•
The year in which our total annual gross revenues first exceed $1.235 billion;
•
The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•
The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

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

As part of its enterprise risk management (“ERM”) framework, Morgan Stanley has implemented and maintains a program to assess, identify, and manage risks arising from the cybersecurity threats confronting the Firm (“Cybersecurity Program”). Morgan Stanley’s Cybersecurity Program helps protect the Firm’s clients, customers, employees, property, products, services, and reputation by seeking to preserve the confidentiality, integrity, and availability of information, enable the secure delivery of financial services, and protect the business and the safe operation of our technology systems, including as applicable to the Company and its unitholders. Morgan Stanley continually adjusts its Cybersecurity Program, and makes adjustments where appropriate, to address the evolving cybersecurity threat landscape, including threats arising from new technologies, such as generative artificial intelligence, and comply with extensive legal and regulatory expectations.

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

The Chief Compliance Officer ("CCO") of the Company is responsible for overseeing the Company’s risk management function and generally relies on the CIO, CISO, and Head of NFR CTIS to assist with assessing and managing material risks from cybersecurity threats that are applicable to the Company. The CIO has over 30 years of experience in various engineering, information technology (“IT"), operations, and information security roles. The CISO has over 25 years of experience leading cybersecurity teams at financial institutions, including in the areas of IT strategy, risk management, and information security. The Head of NFR CTIS has over 20 years of experience in technology, security, and compliance roles, including experience in government security agencies. The Company's CCO has worked in the financial services industry for 27 years and has covered registered investment companies, including business development companies from a compliance perspective for over 25 years, during which time the Company’s CCO has gained expertise in assessing and managing risk applicable to the Company.

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

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2025, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Holders

As of March 4, 2026, we had 2 holders of record of our Units.

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

Distribution Reinvestment Plan

We have adopted an “opt in” distribution reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Units.

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

There will be no brokerage or other charges to unitholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by us and, therefore, will be borne by our unitholders.

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

The Company did not issue any Units pursuant to the DRIP plan for the years ended December 31, 2025 and December 31, 2024.

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
April 25, 2025	April 30, 2025	May 05, 2025	0.1510
May 22, 2025	May 31, 2025	June 04, 2025	0.1505
June 18, 2025	June 30, 2025	July 03, 2025	0.1420
July 24, 2025	July 31, 2025	August 05, 2025	0.1380
August 21, 2025	August 31, 2025	September 03, 2025	0.1379
September 22, 2025	September 30, 2025	October 03, 2025	0.1379
October 23, 2025	October 31, 2025	November 05, 2025	0.1379
November 20, 2025	November 30, 2025	December 03, 2025	0.1377
December 22, 2025	December 31, 2025	January 06, 2026	0.1416
Total Distributions			$1.7430

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 25, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304	(1)
July 25, 2024	July 31, 2024	August 05, 2024	0.1556
August 27, 2024	August 31, 2024	September 05, 2024	0.1556
September 24, 2024	September 30, 2024	October 03, 2024	0.1561
October 25, 2024	October 31, 2024	November 05, 2024	0.1561
November 25, 2024	November 29, 2024	December 04, 2024	0.1562
December 23, 2024	December 31, 2024	January 06, 2025	0.1564
Total Distributions			$1.9328

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

For the year ended December 31, 2025 and December 31, 2024, no units were repurchased.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its Current Reports on Form 8-K we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)

The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K, "Consolidated Financial Statements and Supplementary Data." This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K, "Risk Factors." Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" appearing elsewhere in this Form 10-K.

OVERVIEW

We are a non-diversified, externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by our Adviser, an indirect, wholly owned subsidiary of Morgan Stanley.

We are a private, perpetual-life BDC, which is a BDC whose Units are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit.

Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For purposes of this Report, “middle-market companies" refers to companies that, in general, generate annual EBITDA in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.

We invest primarily in directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, unsecured debt, equity investments and other opportunistic asset purchases. Typical middle-market senior loans may be issued by middle-market companies in the context of LBOs, acquisitions, debt refinancings, recapitalizations, and other similar transactions. We generally expect our debt investments to have a stated term of five to eight years and typically bear interest at a floating rate usually determined on the basis of a benchmark (such as SOFR). We also make investments in traded bank loans and other liquid debt securities of U.S. corporate issuers, including broadly syndicated loans, which may provide more liquidity than our private credit investments, for cash management purposes, including to manage payment obligations under our unit repurchase program. Depending on various factors, including our cash flows and the market for middle-market company debt investments, we expect that our liquid loan portfolio could represent a material portion of our investments from time to time.

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

Pursuant to the Order, we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow on investments and non-pro rata dispositions of investments.

KEY COMPONENTS OF OUR RESULTS OF OPERATIONS

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Adviser pursuant to the Investment Advisory Agreement; (ii) costs and other expenses and our allocable portion of overhead incurred by the Administrator in performing its administrative obligations under the Administration Agreement between us and the Administrator; and (iii) other operating expenses as detailed below:

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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$455,963	$455,473	99.2%	$240,020	$240,817	99.6%
Second Lien Debt	1,416	1,416	0.3	—	—	—
Other Debt Investments	1,213	1,186	0.3	626	630	0.3
Equity	1,379	1,166	0.2	382	393	0.1
Total	$459,971	$459,241	100.0%	$241,028	$241,840	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	December 31, 2025	December 31, 2024
Number of portfolio companies	132	89
Number of new investment commitments in portfolio companies	54	54
Number of investment commitments exited or fully repaid	11	7
Percentage of performing debt bearing a floating rate, at fair value	99.8%	99.7%
Percentage of performing debt bearing a fixed rate, at fair value	0.2%	0.3%
Weighted average yield on debt and income producing investments, at cost(3)	8.8%	9.8%
Weighted average yield on debt and income producing investments, at fair value(3)	8.8%	9.7%
Weighted average yield on portfolio, at cost(4)	8.7%	9.7%
Weighted average yield on portfolio, at fair value(4)	8.7%	9.7%
Weighted average 12-month EBITDA	$168.0	$181.9
Median 12-month EBITDA	$102.8	$131.7
Weighted average net leverage through tranche(5)	6.0x	6.1x
Weighted average interest coverage(6)	1.9x	1.7x
Weighted average loan to value of our portfolio companies(7)	39.4%	39.1%
Percentage of debt investments with one or more financial covenants	42.5%	56.3%
Percentage of our debt investments that are sponsor backed	96.8%	99.6%
Percentage of loans and other debt in support of LBOs and acquisitions	65.0%	63.5%
Percentage of our debt portfolio subject to business cycle volatility	2.6%	5.2%
Percentage of our total portfolio on non-accrual, at cost	1.6%	1.2%
Average position size of our investments (in millions)	$3.48	$2.72

(1)
Calculated as a percentage of gross debt commitments (funded and unfunded). Weighted average EBITDA, net leverage through the tranche in which the Company is a lender, interest coverage and loan to value exclude recurring revenue investments, which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA.
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
(5)
Net leverage is the ratio of total debt minus cash divided by EBITDA and taking into account leverage through the tranche in which the Company is a lender, excluding recurring revenue investments.
(6)
Interest coverage for a particular portfolio company is calculated by taking credit agreement EBITDA and dividing by annualized latest reported interest expense. Total interest coverage is calculated on a weighted average basis based on total gross debt commitments (funded and unfunded). Calculation excludes recurring revenue deals which are investments in portfolio companies to which the Company lends based on a multiple of recurring revenue generated by the portfolio company and not based on a multiple of EBITDA. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.
(7)
Calculated using total outstanding debt through the tranche in which the Company is a lender divided by total enterprise value from the private equity sponsor or market comparables.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from February 7, 2023 (inception) through December 31, 2023
New Investments Committed
Gross Principal Balance(1)	$327,536	$209,331	$116,290
Net New Investments Committed	$327,536	$209,331	$116,290
Investments, at Cost
Investments, beginning of period	$241,028	$99,614	$—
New investments purchased	253,887	167,582	99,765
Net accretion of discount on investments	702	434	20
Payment-in-kind	470	221	—
Net realized gain (loss) on investments	(942)	13	—
Investments sold or repaid	(35,174)	(26,836)	(171)
Investments, end of period	$459,971	$241,028	$99,614
Principal amount of investments funded
First lien debt investments	$255,484	$169,170	$100,815
Other debt investments	—	589	—
Equity	300	376	—
Total	$255,784	$170,135	$100,815
Amount of investments sold/fully repaid, at principal
First lien debt investments	$24,697	$21,340	$—
Total	$24,697	$21,340	$—

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

Risk Rating 1 — In the opinion of our Investment Adviser, investments in Risk Rating 1 involve the least amount of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 1 investment performance is above our initial underwriting expectations and the business trends and risk factors present are generally favorable, which trends or factors may include the performance of the portfolio company, or the likelihood of a potential exit.

Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations, and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All new originated or acquired investments are initially included in Risk Rating 2.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	December 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	— %	$—	— %
Risk rating 2	453,360	98.7	239,651	99.1
Risk rating 3	—	—	—	—
Risk rating 4	5,881	1.3	2,189	0.9
	$459,241	100.0%	$241,840	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$452,786	98.4%	$238,047	98.8%
Non-accrual(1)	7,185	1.6	2,981	1.2
Total	$459,971	100.0%	$241,028	100.0%

(1)
As of December 31, 2025 and December 31, 2024, the Company had certain investments in one and one portfolio company that was on non-accrual status, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Total investment income	$30,722	$19,529
Less: Net expenses	16,189	7,859
Net investment income (loss)	14,533	11,670
Less: Excise tax expense	-	30
Net investment income after taxes	14,533	11,640
Net change in unrealized appreciation (depreciation)	(1,541)	679
Net realized gain (loss)	(940)	13
Net increase (decrease) in net assets resulting from operations	$12,052	$12,332

Investment Income

Investment income was as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Investment income:
Interest income	$29,477	$18,779
Payment-in-kind	442	222
Dividend income	73	6
Other income	730	522
Total Investment Income	$30,722	$19,529

In the table above, total investment income increased from $19,529 to $30,722 for the year ended December 31, 2024, and December 31, 2025, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $241,028 as of December 31, 2024 to $459,971 as of December 31, 2025. This was partially offset by a decrease in our weighted average yield at cost and fair value to 8.8% and 8.8% at December 31, 2025 from 9.8% and 9.7% at December 31, 2024, which was primarily driven by the reduction in base rates and repricing on our existing portfolio.

Expenses

Expenses were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Expenses:
Interest and other financing expenses	$11,017	$6,195
Management fees	1,738	1,119
Income based incentive fees	2,058	1,485
Capital gains incentive fees	(104)	87
Professional fees	1,048	739
Organization and Offering costs	—	31
Directors' fees	105	122
Administrative service fees	138	64
General and other expenses	214	156
Total expenses	$16,214	$9,998
Expense support	(25)	(297)
Management fees waiver	—	(786)
Income based incentive fees waiver	—	(1,056)
Net expenses	$16,189	$7,859
Excise tax expense	$—	$30

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees and deferred financing costs, increased from $6,195 to $11,017 for the year ended December 31, 2024 and December 31, 2025, respectively. The increase was primarily due to higher average borrowings outstanding during the year ended December 31, 2025. For the years ended December 31, 2025 and December 31, 2024, average borrowings outstanding were $149,730 and $64,349, respectively.

Management Fees

Base management fees, net of waiver, were $1,738 and $333 for the year ended December 31, 2025 and December 31, 2024, respectively.

Incentive Fee

The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $2,058 and $429 for the years ended December 31, 2025 and December 31, 2024, respectively.

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Realized and unrealized gain (loss):
Net realized gain(loss) on non-controlled/non-affiliated investments	$(942)	$13
Foreign currency and other transactions	2	—
Net realized gain (loss):	$(940)	$13
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(1,344)	679
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(200)	—
Translation of assets and liabilities in foreign currencies	3	—
Net change in unrealized appreciation (depreciation):	(1,541)	679
Net realized and unrealized gain (loss)	$(2,481)	$692

For the year ended December 31, 2025, net realized losses on investments were $942 which was primarily due to the sale and/or restructuring of certain portfolio companies.

For the year ended December 31, 2025, net change in unrealized depreciation on our investments of $1,544 was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the year ended December 31, 2024, net change in unrealized appreciation on our investments of $679 was primarily driven by changes in spreads in the primary and secondary markets.

We determine the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. For further details, see Note 5 "Fair Value Measurements" to our consolidated financial statements included in this report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Units, net borrowings from our credit facility, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our Units. Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our unit repurchase program and payment of cash distributions to our unitholders. Details of our credit facility is described in “Debt” below. We may, from time to time, enter into new credit facilities, increase the size of existing credit facility or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of December 31, 2025, we had approximately $20.1 million of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which, taken together with our approximately $138.3 million of availability under the Citibank Funding Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of December 31, 2025, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $121.8 million.

Unregistered Sales of Equity Securities

The following table summarizes the total Units issued and proceeds received from the closings of our continuous private offering that occurred for the years ended December 31, 2025 and December 31, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
April 01, 2025	156,200	3,144
May 01, 2025	104,734	2,103
June 01, 2025	78,354	1,570
July 01, 2025	747,037	14,993
August 01, 2025	237,133	4,757
September 01, 2025	502,254	10,075
October 01, 2025	455,191	9,131
November 01, 2025	515,804	10,332
December 01, 2025	513,689	10,267
Total	3,984,611	$80,024

For the Year Ended December 31, 2024
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
April 01, 2024	221,212	4,453
May 01, 2024	202,466	4,078
June 01, 2024	195,918	3,962
July 01, 2024	265,989	5,367
August 01, 2024	267,484	5,401
September 01, 2024	181,120	3,668
October 01, 2024	224,139	4,539
November 01, 2024	234,669	4,755
December 01, 2024	436,434	8,855
Total	2,850,610	$57,547

Distributions

The following table summarizes the Company’s distributions declared and payable for the years ended December 31, 2025 and December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
For the Year Ended December 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
April 25, 2025	April 30, 2025	May 05, 2025	0.1510
May 22, 2025	May 31, 2025	June 04, 2025	0.1505
June 18, 2025	June 30, 2025	July 03, 2025	0.1420
July 24, 2025	July 31, 2025	August 05, 2025	0.1380
August 21, 2025	August 31, 2025	September 03, 2025	0.1379
September 22, 2025	September 30, 2025	October 03, 2025	0.1379
October 23, 2025	October 31, 2025	November 05, 2025	0.1379
November 20, 2025	November 30, 2025	December 03, 2025	0.1377
December 22, 2025	December 31, 2025	January 06, 2026	0.1416
Total Distributions			$1.7430

For the Year Ended December 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 25, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304	(1)
July 25, 2024	July 31, 2024	August 05, 2024	0.1556
August 27, 2024	August 31, 2024	September 05, 2024	0.1556
September 24, 2024	September 30, 2024	October 03, 2024	0.1561
October 25, 2024	October 31, 2024	November 05, 2024	0.1561
November 25, 2024	November 29, 2024	December 04, 2024	0.1562
December 23, 2024	December 31, 2024	January 06, 2025	0.1564
Total Distributions			$1.9328

(1)
Includes a special distribution of $0.0745 per unit

Distribution Reinvestment

We have adopted an “opt in” dividend reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions automatically reinvested in additional Units. For the years ended December 31, 2025 and December 31, 2024, we did not issue any Units pursuant to our DRIP. For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.

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

For the years ended December 31, 2025 and December 31, 2024, no units were repurchased.

For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.

Debt

Our outstanding debt obligations were as follows:

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$400,000	$261,700	$138,300	$250,000	$105,600	$144,400

For further details, see Note 6 “Debt” to our consolidated financial statements included in this report.

RECENT DEVELOPMENTS

January Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 773,332 Units for an aggregate offering price of $15.4 million effective January 1, 2026.

On January 26, 2026, our Board of Directors declared a distribution to unitholders of record in the amount of $0.1412 per unit and payable on February 04, 2026 as of January 31, 2026.

February Issuances and Distribution Declarations

Pursuant to our continuous private offering, we issued approximately 526,732 Units for an aggregate offering price of $10.5 million effective February 1, 2026.

On February 26, 2026, our Board of Directors declared a distribution to unitholders of record in the amount of $0.1411 per unit and payable on March 4, 2026 as of February 28, 2026.

Citibank Funding Facility Amendment

On January 15, 2026, the Company increased the Citibank Funding Facility amount from $400.0 million to $500.0 million. The other material terms of the Citibank Funding Facility remain unchanged.

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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 “Fair Value Measurements” included in the notes to the consolidated financial statements in Part II, Item 8 in this Report.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenets. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors based on, among other things, the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, our Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented, and such differences could be material.

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

Interest Rate Risk

We are subject to financial market risks, and most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2025, approximately 99.8% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of December 31, 2025) (dollar amounts in thousands):

Basis Point Change - Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13,636	$(7,851)	$5,785
Up 200 basis points	$9,091	$(5,234)	$3,857
Up 100 basis points	$4,545	$(2,617)	$1,928
Up 25 basis points	$1,136	$(654)	$482
Down 25 basis points	$(1,136)	$654	$(482)
Down 100 basis points	$(4,545)	$2,617	$(1,928)
Down 200 basis points	$(9,091)	$5,234	$(3,857)
Down 300 basis points	$(13,270)	$7,851	$(5,419)

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the unitholders and the Board of Directors of LGAM Private Credit LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of financial condition of LGAM Private Credit LLC and subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in members’ capital, cash flows and financial highlights for each of the two years in the period then ended, and the period from February 7, 2023 (inception) to December 31, 2023, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital, cash flows and financial highlights for each of the two years in the period then ended, and the period from February 7, 2023 (inception) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

New York, NY

March 4, 2026

We have served as the Company's auditor since 2023.

LGAM Private Credit LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	December 31, 2025	December 31, 2024
	(Audited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $457,643 and $241,028)	$457,113	$241,840
Non-controlled/affiliated investments, at fair value (amortized cost of $2,328 and $0)	2,128	—
Total investments, at fair value (amortized cost of $459,971 and $241,028)	459,241	241,840
Cash and cash equivalents	4,790	2,187
Investments in unaffiliated money market fund (cost of $15,344 and $5,289)	15,344	5,289
Deferred financing costs	3,860	2,693
Interest and dividend receivable from non-controlled/non-affiliated investments	2,803	1,631
Interest and dividend receivable from non-controlled/affiliated investments	40	—
Receivable for investments sold/repaid	1,816	32
Prepaid expenses and other assets	87	11
Total assets	487,981	253,683

Liabilities
Debt	261,700	105,600
Payable to affiliates (Note 3)	29	59
Dividends payable	1,570	1,111
Management fees payable	516	333
Capital gains based incentive fee payable	—	103
Interest and financing cost payable	2,262	1,375
Income based incentive fees payable	643	429
Accrued expenses and other liabilities	343	545
Total liabilities	267,063	109,555

Commitments and contingencies (Note 7)

Members' Capital
Common Units, par value $0.001 per share (11,086,471 and 7,101,860 units issued and outstanding)	11	7
Paid-in capital in excess of par value	222,493	142,499
Net distributable earnings (accumulated losses)	(1,586)	1,622
Total members' capital	$220,918	$144,128
Total liabilities and members' capital	$487,981	$253,683
Net asset value per unit	$19.93	$20.29

The accompanying notes are an integral part of these audited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Operations

(In thousands, except unit and per unit amounts)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from February 7, 2023 (inception) through December 31, 2023
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$29,414	$18,779	$778
Payment-in-kind income	331	222	20
Dividend income	53	6	—
Other income	726	522	35
From non-controlled/affiliated investments:
Interest income	63	—	—
Payment-in-kind income	111	—	—
Dividend income	20	—	—
Other income	4	—	—
Total investment income	30,722	19,529	833

Expenses:
Interest and other financing expenses	11,017	6,195	122
Management fees	1,738	1,119	72
Income based incentive fees	2,058	1,485	—
Capital gains incentive fees	(104)	87	17
Professional fees	1,048	739	55
Organization and Offering costs	—	31	370
Directors' fees	105	122	8
Administrative service fees	138	64	5
General and other expenses	214	156	332
Total expenses	16,214	9,998	981
Expense support (Note 3)	(25)	(297)	(773)
Management fees waiver (Note 3)	—	(786)	(72)
Income based incentive fees waiver (Note 3)	—	(1,056)	—
Net expenses	16,189	7,859	136
Net investment income (loss)	14,533	11,670	697
Excise tax expense	—	30	5
Net investment income (loss) after taxes	14,533	11,640	692
Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	(942)	13	—
Foreign currency and other transactions	2	—	—
Net realized gain (loss)	(940)	13	—

Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation(depreciation) on non-controlled/non-affiliated investments	(1,344)	679	132
Net change in unrealized appreciation(depreciation) on non-controlled/affiliated investments	(200)	—	—
Translation of assets and liabilities in foreign currencies	3	—	—
Net unrealized appreciation (depreciation)	(1,541)	679	132
Net realized and unrealized gain (loss)	(2,481)	692	132
Net increase (decrease) in members' capital resulting from operations	$12,052	$12,332	$824

Earnings (loss) per unit (basic and diluted):	$1.37	$2.17	$0.19
Weighted average units outstanding (basic and diluted):	8,829,196	5,674,105	4,251,250

The accompanying notes are an integral part of these audited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Changes in Members’ Capital

(In thousands, except unit and per unit amount)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from February 7, 2023 (inception) through December 31, 2023
Members' capital at beginning of period:	$144,128	$85,211	$—
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	14,533	11,640	692
Net realized gain (loss)	(940)	13	—
Net change in unrealized appreciation (depreciation)	(1,541)	679	132
Net increase (decrease) in members’ capital resulting from operations	12,052	12,332	824

Distributions to unitholders from:
Distributable Earnings	(15,286)	(10,962)	(638)
Total distributions to unitholders	(15,286)	(10,962)	(638)

Capital transactions:
Issuance of common Units	80,024	57,547	85,025
Net increase in members' capital resulting from capital transactions	80,024	57,547	85,025
Total increase (decrease) in members' capital	76,790	58,917	85,211
Members' capital at end of period	$220,918	$144,128	$85,211
Dividends per unit	$1.74	$1.93	$0.15

The accompanying notes are an integral part of these audited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from February 7, 2023 (inception) through December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$12,052	$12,332	$824
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	1,544	(679)	(132)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(3)	—	—
Net realized (gain) loss on investments	942	(13)	—
Net realized (gain) loss on foreign currency and other transactions	(2)	—	—
Investments in unaffiliated money market fund, net	(10,055)	—	—
Net accretion of discount and amortization of premium on investments	(702)	(434)	(20)
Payment-in-kind interest and dividend capitalized	(470)	(221)	—
Amortization of deferred financing costs	636	351	21
Amortization of deferred offering costs	—	31	3
Purchases of investments and change in payable for investments purchased	(253,887)	(186,085)	(81,262)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	33,388	26,804	171
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(1,172)	(1,281)	(350)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(40)	—	—
(Increase) decrease in prepaid expenses and other assets	(76)	762	(773)
(Decrease) increase in payable to affiliates	(30)	(249)	308
(Decrease) increase in management fees payable	183	333	—
(Decrease) increase in incentive fees payable	111	515	101
(Decrease) increase in interest payable	887	1,274	17
(Decrease) increase in accrued expenses and other liabilities	(202)	350	194
Net cash provided by (used in) operating activities	(216,896)	(146,210)	(80,898)

Cash flows from financing activities:
Borrowings on debt	205,100	125,000	22,000
Repayments on debt	(49,000)	(41,400)	—
Deferred financing costs paid	(1,803)	(1,804)	(1,261)
Dividends paid	(14,827)	(10,489)	—
Proceeds from issuance of Common units	80,024	57,547	85,025
Offering costs paid	—	—	(34)
Net Cash provided by (used in) financing activities	219,494	128,854	105,730
Net increase (decrease) in cash and cash equivalents	2,598	(17,356)	24,832
Effect of foreign exchange rate changes on cash	5	—	—
Cash and cash equivalents at beginning of period	2,187	24,832	—
Cash and cash equivalents at end of period	$4,790	$7,476	$24,832
Supplemental information and non-cash activities:
Excise tax paid	$27	$2	$—
Interest expense paid	$9,493	$4,570	$—
Accrued but unpaid dividends	$1,570	$1,111	$638
Non-cash purchases of Investments	$(2,226)	$—	$—
Non-cash sales of Investments	$2,226	$—	$—

The accompanying notes are an integral part of these audited consolidated financial statements

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
GB Eagle Buyer, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	8,569	$8,485	$8,485	3.84%
GB Eagle Buyer, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	—	(10)	(10)	(0.00)
GB Eagle Buyer, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.35%	11/29/2030	—	(13)	(13)	(0.01)
Jonathan Acquisition Company	(5) (6) (9)	First Lien Debt	S +	4.50%	8.34%	11/12/2029	3,564	3,512	3,512	1.59
Jonathan Acquisition Company	(5) (6) (13)	First Lien Debt	S +	4.50%	8.34%	5/11/2029	—	(6)	(6)	0.00
ManTech International CP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.29%	9/14/2029	2,637	2,637	2,637	1.19
ManTech International CP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.29%	9/14/2029	—	—	—	0.00
ManTech International CP	(5) (13)	First Lien Debt	P +	3.50%	10.25%	9/14/2028	—	—	—	0.00
								14,605	14,605	6.61
Automobile Components
OEConnection, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	1,493	1,486	1,486	0.67
OEConnection, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(2)	0.00
OEConnection, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(1)	(1)	0.00
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.52%	8/5/2028	2,987	2,946	2,903	1.31
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.52%	8/5/2028	657	648	638	0.29
Sonny's Enterprises, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.52%	8/5/2027	232	227	216	0.10
								5,304	5,240	2.37
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.59%	1/29/2030	1,511	1,492	1,508	0.68
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.59%	1/29/2030	978	959	972	0.44
COP Collisionright Parent, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.59%	1/29/2030	34	31	34	0.02
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.19%	8/15/2031	4,029	3,995	4,029	1.82
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.19%	8/15/2031	—	(2)	—	0.00
Drivecentric Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.19%	8/15/2031	—	(4)	—	0.00
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.22%	5/24/2028	2,755	2,736	2,737	1.24
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.22%	5/24/2028	2,210	2,190	2,210	1.00
Vehlo Purchaser, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.22%	5/24/2028	—	(6)	—	0.00
								11,391	11,490	5.20
Banks
Computer Services, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	2,709	2,696	2,696	1.22
Computer Services, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.17%	11/17/2031	—	(3)	(3)	0.00
								2,693	2,693	1.22
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.42%	1/30/2032	1,880	1,863	1,867	0.85
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.42%	1/30/2032	—	(3)	(6)	0.00
Vamos Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.42%	1/30/2032	—	(2)	(2)	0.00
								1,858	1,859	0.85
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	8.92%	4/23/2027	5,233	5,231	5,233	2.37
Project Potter Buyer, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.92%	4/23/2027	—	—	—	0.00
								5,231	5,233	2.37
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	9.59%	3/31/2028	3,402	3,350	3,107	1.41
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	6.00%	9.59%	3/31/2028	971	955	887	0.40
								4,305	3,994	1.81
Commercial Services & Supplies
Astra Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.34%	11/26/2032	4,500	4,466	4,466	2.02

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Astra Service Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.34%	11/26/2032	—	(6)	(6)	0.00
Consor Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	5/12/2031	683	679	683	0.31
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	5/12/2031	—	(1)	—	0.00
Consor Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	5/12/2031	24	24	24	0.01
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.47%	8/27/2031	2,795	2,772	2,795	1.27
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.47%	8/27/2031	—	(3)	—	0.00
CRCI Longhorn Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.47%	8/27/2031	—	(4)	—	0.00
EnergySolutions, LLC	(8)	First Lien Debt	S +	3.25%	6.97%	9/20/2030	822	823	827	0.37
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	2/2/2032	576	573	576	0.26
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	2/2/2032	135	134	135	0.06
Firebird Acquisition Corp, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.84%	2/2/2032	—	—	—	0.00
Hercules Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	12/15/2028	2,013	2,002	1,993	0.90
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.84%	6/30/2031	4,554	4,516	4,536	2.05
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.84%	6/30/2031	45	44	44	0.02
HSI Halo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.84%	6/28/2030	—	—	—	0.00
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.13%	5/24/2032	2,730	2,705	2,703	1.22
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.13%	5/24/2032	—	(4)	(8)	0.00
Railpros Parent, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.13%	5/24/2032	—	(4)	(4)	0.00
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.95%	9/18/2031	3,182	3,154	3,171	1.44
Routeware, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	8.95%	9/18/2031	193	186	188	0.09
Routeware, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	8.95%	9/18/2031	68	65	67	0.03
Tamarack Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.90%	3/12/2029	1,819	1,815	1,814	0.82
Tamarack Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.90%	3/12/2029	610	598	605	0.27
Tamarack Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.90%	3/12/2029	—	(1)	(2)	0.00
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.59%	8/20/2031	3,225	3,195	3,210	1.45
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.59%	8/20/2031	199	194	196	0.09
Transit Technologies, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.59%	8/20/2030	—	(3)	—	0.00
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	5.00%	8.70%	9/29/2031	2,438	2,418	2,438	1.10
Vensure Employer Services, Inc.	(5) (8) (13)	First Lien Debt	S +	5.00%	8.70%	9/29/2031	—	(1)	—	0.00
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.31%	6/29/2027	2,820	2,793	2,793	1.26
VRC Companies, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.31%	6/29/2027	1,295	1,278	1,295	0.59
								34,407	34,539	15.63
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.50%	9.17%	3/28/2030	3,198	3,172	3,143	1.42
Arcoro Holdings Corp.	(5) (6) (13)	First Lien Debt	S +	5.50%	9.17%	3/28/2030	—	(4)	(4)	0.00
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.46%	2/1/2030	1,265	1,265	1,265	0.57
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.46%	2/1/2030	772	766	772	0.35
LJ Avalon Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	4.50%	8.46%	2/1/2029	—	(2)	—	0.00
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	8/29/2031	3,636	3,625	3,636	1.65
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	8/29/2031	867	861	867	0.39
Superman Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	8/29/2031	—	(2)	—	0.00
								9,681	9,679	4.38
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50%	9.34%	2/3/2031	3,646	3,616	3,591	1.63
PDI TA Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50%	9.34%	2/3/2031	223	221	218	0.10
								3,837	3,809	1.73
Diversified Consumer Services

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.25%	8.92%	5/23/2030	2,337	2,309	2,232	1.01
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	8.92%	5/23/2030	66	62	35	0.02
Any Hour, LLC	(5) (8) (13)	First Lien Debt	S +	5.25%	8.92%	5/23/2030	291	287	275	0.12
Any Hour, LLC	(5)	Other Debt		13.00% PIK	13.00%	5/23/2031	725	716	689	0.31
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.42%	2/10/2032	2,116	2,097	2,111	0.96
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.42%	2/10/2032	—	(3)	(2)	0.00
DA Blocker Corp.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.42%	2/10/2032	—	(2)	(1)	0.00
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.25%	9/8/2031	943	935	943	0.43
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.25%	9/8/2031	—	(1)	—	0.00
Eclipse Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.25%	9/8/2031	—	(1)	—	0.00
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.88%	6/17/2031	5,850	5,801	5,834	2.64
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.88%	6/17/2031	—	—	—	0.00
Essential Services Holding Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.88%	6/17/2030	23	23	23	0.01
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	2/14/2031	4,952	4,898	4,944	2.24
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	2/14/2031	—	(6)	(1)	0.00
EVDR Purchaser, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.23%	2/14/2031	94	87	93	0.04
GarageCo Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.10%	8/2/2032	773	765	765	0.35
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.10%	8/2/2032	—	(5)	(11)	0.00
GarageCo Intermediate II, LLC	(5) (7) (13)	First Lien Debt	S +	4.25%	8.10%	7/30/2032	—	(3)	(3)	0.00
Kodiak Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	7/26/2032	1,228	1,216	1,228	0.56
Kodiak Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	7/26/2032	—	(2)	—	0.00
Kodiak Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	7/23/2032	—	(3)	—	0.00
LHS Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.97%	9/4/2031	3,836	3,781	3,778	1.71
LHS Borrower, LLC	(5) (13)	First Lien Debt	P +	4.25%	11.00%	9/4/2031	35	31	31	0.01
								22,982	22,963	10.41
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.22%	4/26/2032	1,676	1,668	1,676	0.76
Accel International Holdings, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.22%	4/26/2032	—	(1)	—	0.00
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	773	763	715	0.32
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	—	(2)	(23)	(0.01)
Spark Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.13%	10/15/2031	53	51	41	0.02
								2,479	2,409	1.09
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.22%	6/4/2032	2,244	2,223	2,222	1.01
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.22%	6/4/2032	440	433	430	0.19
NDT Global Holding, Inc.	(5) (8) (10) (13)	First Lien Debt	S +	4.50%	8.22%	6/4/2032	—	(4)	(5)	0.00
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	622	617	622	0.28
NSI Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.32%	11/17/2031	—	—	—	0.00
NSI Holdings, Inc.	(5) (13)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(1)	—	0.00
Pamlico Avant Holdings, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	4,845	4,796	4,796	2.17
Pamlico Avant Holdings, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	12/31/2032	66	59	59	0.03
								8,123	8,124	3.68
Financial Services
BCTO Bluebill Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.34%	7/30/2032	4,889	4,842	4,840	2.19
BCTO Bluebill Midco, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.34%	7/30/2032	—	(6)	(6)	0.00
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	7/28/2031	804	804	802	0.36
Cerity Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	7/28/2031	—	(2)	(2)	0.00
Cerity Partners, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.20%	7/28/2031	11	11	11	0.00
Cliffwater, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.47%	4/22/2032	3,626	3,593	3,599	1.63

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Cliffwater, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.47%	4/22/2032	—	(3)	(3)	0.00
GC Waves Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.22%	10/4/2030	2,454	2,454	2,454	1.11
GC Waves Holdings, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.22%	10/4/2030	330	314	314	0.14
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	8/29/2031	1,540	1,527	1,525	0.69
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	8/29/2031	1,306	1,292	1,289	0.58
MAI Capital Management Intermediate, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	8/29/2031	75	72	71	0.03
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	1/31/2031	3,028	2,993	2,998	1.36
PMA Parent Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	1/31/2031	—	(3)	(3)	0.00
								17,888	17,889	8.09
Ground Transportation
eShipping, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	2,848	2,834	2,834	1.28
eShipping, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(3)	(3)	0.00
eShipping, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	67	65	65	0.03
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.42%	6/2/2031	5,419	5,389	5,412	2.45
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.42%	6/2/2031	2,479	2,446	2,468	1.12
SV Newco 2, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.75%	8.42%	6/2/2031	—	(7)	(1)	0.00
								10,724	10,775	4.88
Health Care Equipment & Supplies
Medline Borrower, LP	(8)	First Lien Debt	S +	1.75%	5.47%	10/23/2030	890	892	893	0.40
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.48%	3/13/2029	798	795	795	0.36
PerkinElmer U.S., LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.48%	3/13/2029	—	(3)	(3)	0.00
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	3,329	3,310	3,329	1.51
Tidi Legacy Products, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	361	355	361	0.16
Tidi Legacy Products, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.22%	12/19/2029	—	(4)	—	0.00
								5,345	5,375	2.43
Health Care Providers & Services
DCA Investment Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	6.50%	12.08%	4/3/2028	7,222	7,185	5,881	2.66
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.61%	8/18/2028	5,534	5,511	5,495	2.49
iCIMS, Inc.	(5) (7) (13)	First Lien Debt	S +	5.75%	9.61%	8/18/2028	132	130	129	0.06
Imagine 360, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	10/2/2028	3,209	3,186	3,209	1.45
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	10/2/2028	—	(1)	—	0.00
Imagine 360, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	10/2/2028	—	(2)	—	0.00
Invictus Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	6/3/2031	1,600	1,587	1,600	0.72
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	6/3/2031	—	(3)	—	0.00
Invictus Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	6/3/2031	—	(2)	—	0.00
Merative, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	9/30/2032	6,176	6,147	6,146	2.78
Merative, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	9/30/2032	—	(2)	(4)	0.00
Merative, LP	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	9/30/2032	—	(3)	(3)	0.00
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	8/26/2032	4,846	4,800	4,798	2.17
mPulse Mobile, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	8/26/2032	—	(2)	(5)	0.00
mPulse Mobile, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	8/26/2032	—	(7)	(7)	0.00
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	9.57%	8/31/2029	1,970	1,970	1,965	0.89
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	6.00%	9.57%	8/31/2029	1,249	1,240	1,246	0.56
TA Polaris Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	6,973	6,938	6,938	3.14
TA Polaris Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(7)	(7)	0.00
TA Polaris Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.23%	12/13/2032	—	(4)	(4)	0.00
								38,661	37,377	16.92
Health Care Technology
Hyland Software, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	9/19/2030	3,736	3,701	3,736	1.69
Hyland Software, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	9/19/2029	—	(1)	—	0.00

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	2.75%	6.58%	3/10/2028	982	981	985	0.45
								4,681	4,721	2.14
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.57%	1/30/2031	3,774	3,751	3,769	1.71
Aptean, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.57%	1/30/2031	—	(2)	(1)	0.00
Aptean, Inc.	(5) (13)	First Lien Debt	P +	3.75%	10.50%	1/30/2031	72	70	72	0.03
Raptor Merger Sub Debt, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.17%	4/1/2029	3,383	3,383	3,383	1.53
Raptor Merger Sub Debt, LLC	(5) (7)	First Lien Debt	S +	5.50%	9.17%	4/1/2029	1,047	1,047	1,047	0.47
Raptor Merger Sub Debt, LLC	(5) (7) (13)	First Lien Debt	S +	5.50%	9.17%	4/1/2029	92	92	92	0.04
								8,341	8,362	3.78
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.22%	9/19/2031	980	983	982	0.44
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	10/29/2030	1,166	1,159	1,166	0.53
Foundation Risk Partners Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	10/29/2029	33	32	33	0.01
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	9/29/2028	2,281	2,259	2,281	1.03
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	9/29/2028	2,416	2,404	2,416	1.09
Higginbotham Insurance Agency, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.22%	6/11/2031	5,202	5,192	5,202	2.35
Higginbotham Insurance Agency, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.22%	6/11/2031	—	(2)	(1)	0.00
High Street Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	4/14/2028	645	636	643	0.29
Inszone Mid, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	—	(16)	(16)	-0.01
Inszone Mid, LLC	(5) (6) (13)	First Lien Debt	S +	5.25%	8.92%	11/30/2029	—	(2)	(1)	0.00
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	8/25/2028	4,890	4,890	4,890	2.21
Integrity Marketing Acquisition, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.82%	8/25/2028	—	—	—	0.00
Iris Specialty Acquisiton, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	8,824	8,781	8,781	3.97
Iris Specialty Acquisiton, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	—	(4)	(4)	0.00
Iris Specialty Acquisiton, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.17%	11/22/2032	—	(6)	(6)	0.00
One, Inc. Software Corporation	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	12/6/2032	5,105	5,055	5,055	2.29
One, Inc. Software Corporation	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	12/6/2032	—	(5)	(5)	0.00
One, Inc. Software Corporation	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	12/6/2032	—	(4)	(4)	0.00
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	10/16/2028	2,873	2,869	2,873	1.30
USI, Inc.		First Lien Debt	S +	2.25%	5.92%	11/21/2029	978	981	980	0.44
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.67%	4/3/2030	5,437	5,340	5,437	2.46
								40,542	40,702	18.40
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.57%	9/9/2032	3,491	3,457	3,456	1.56
FMG Suite Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.57%	9/9/2032	—	(5)	(9)	0.00
FMG Suite Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.57%	9/9/2032	—	(5)	(6)	0.00
								3,447	3,441	1.56
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	2,858	2,832	2,858	1.29
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.72%	12/30/2031	4	1	4	0.00
Apollo Acquisition, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.72%	12/30/2030	—	(3)	—	0.00
Cyber US Bidco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	4,064	4,024	4,024	1.82
Cyber US Bidco, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(4)	(4)	0.00
Cyber US Bidco, LLC	(5) (7) (10) (13)	First Lien Debt	S +	5.00%	8.67%	12/30/2032	—	(4)	(4)	0.00
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.32%	3/9/2028	3,880	3,844	3,880	1.76
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.32%	3/9/2028	2,000	1,991	2,000	0.91
Ridge Trail US Bidco, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.10%	9/30/2031	3886	3,842	3,886	1.76
Ridge Trail US Bidco, Inc.	(5) (6) (10) (13)	First Lien Debt	S +	4.50%	8.10%	9/30/2031	—	(7)	—	0.00
Ridge Trail US Bidco, Inc.	(5) (7) (10) (13)	First Lien Debt	S +	4.50%	8.10%	3/31/2031	106	101	106	0.05

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	4.50%	8.42%	2/2/2032	3,382	3,352	3,357	1.52
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.50%	8.42%	2/2/2032	776	768	768	0.35
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (13)	First Lien Debt	S +	4.50%	8.42%	2/2/2032	71	67	67	0.03
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	4542	4,509	4,540	2.06
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	—	(3)	—	0.00
Victors Purchaser, LLC	(5) (8) (13)	First Lien Debt	S +	4.50%	8.19%	12/23/2032	52	48	52	0.02
								25,358	25,534	11.57
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	6/27/2031	4,788	4,748	4,788	2.17
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	6/27/2031	—	—	—	0.00
Model N, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	6/27/2031	—	—	—	0.00
Parexel International Corporation	(8)	First Lien Debt	S +	2.75%	6.47%	12/12/2031	942	943	945	0.43
								5,691	5,733	2.60
Machinery
TK Elevator US Newco, Inc.	(8)	First Lien Debt	S +	2.75%	6.95%	4/30/2030	980	983	986	0.45
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	3,228	3,187	3,228	1.46
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	721	713	721	0.33
AWP Group Holdings, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.22%	12/23/2030	252	244	252	0.11
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.49%	7/24/2031	5,086	5,047	5,063	2.29
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.49%	7/24/2031	1,122	1,110	1,114	0.50
Vessco Midco Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.49%	7/24/2031	—	(3)	(2)	0.00
								10,298	10,376	4.69
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.17%	4/12/2032	900	896	896	0.41
Real Chemistry Intermediate III, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.17%	4/12/2032	218	217	216	0.10
Real Chemistry Intermediate III, Inc.	(5) (8) (13)	First Lien Debt	S +	4.50%	8.17%	4/12/2032	—	(1)	(1)	0.00
Specialty Pharma III, Inc.	(5) (8) (9)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	3,706	3,687	3,687	1.67
Specialty Pharma III, Inc.	(5) (8) (13)	First Lien Debt	P +	4.75%	11.50%	12/23/2032	—	(2)	(2)	0.00
								4,797	4,796	2.18
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	3,702	3,684	3,697	1.67
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	261	254	257	0.12
Accordion Partners, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.70%	11/17/2031	—	(3)	—	0.00
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.54%	8/11/2031	1,617	1,603	1,601	0.72
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.54%	8/11/2031	3,516	3,479	3,468	1.57
Ascend Partner Services, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.54%	8/11/2031	—	(5)	(6)	0.00
Bridgepointe Technologies, LLC	(5) (6) (13)	First Lien Debt	S +	5.00%	8.67%	12/31/2027	2,474	2,443	2,474	1.12
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.72%	10/1/2029	6,188	6,160	6,188	2.80
Bullhorn, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	8.72%	10/1/2029	771	770	771	0.35
Bullhorn, Inc.	(5) (6) (13)	First Lien Debt	S +	5.00%	8.72%	10/1/2029	45	43	45	0.02
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	571	566	569	0.26
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	78	77	77	0.03
Carr, Riggs and Ingram Capital, LLC	(5) (8) (13)	First Lien Debt	S +	4.25%	7.92%	11/18/2031	—	(1)	—	0.00
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.61%	7/22/2031	4,611	4,592	4,611	2.09
ComPsych Investment Corp.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.61%	7/22/2031	—	(3)	—	0.00
Corporation Service Company	(8)	First Lien Debt	S +	2.00%	5.72%	11/2/2029	777	780	776	0.35
Deerfield Dakota Holding, LLC	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.42%	9/13/2032	9,219	9,130	9,140	4.14

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Deerfield Dakota Holding, LLC	(5) (7) (13)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.42%	9/13/2032	—	(8)	(7)	0.00
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.84%	9/22/2028	891	884	891	0.40
IG Investment Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.84%	9/22/2028	—	(1)	—	0.00
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	438	434	438	0.20
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	53	51	53	0.02
UHY Advisors, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.57%	11/21/2031	34	33	34	0.02
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	5/6/2031	4,192	4,159	4,192	1.90
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	5/6/2031	114	113	114	0.05
Verdantas, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	5/6/2030	94	90	94	0.04
WIPFLI Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.49%	10/1/2032	2,769	2,756	2,756	1.25
WIPFLI Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.49%	10/1/2032	—	(2)	(2)	0.00
WIPFLI Advisory, LLC	(5) (7) (13)	First Lien Debt	S +	4.50%	8.49%	10/1/2032	—	(3)	(3)	0.00
								42,075	42,228	19.12
Real Estate Management & Development
Associations, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	10.66%	7/3/2028	863	862	863	0.39
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	10.66%	7/3/2028	29	29	29	0.01
Associations, Inc.	(5) (6) (13)	First Lien Debt	S +	6.50%	10.66%	7/3/2028	—	—	—	0.00
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.22%	1/12/2032	685	682	685	0.31
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.22%	1/12/2032	—	—	—	0.00
Inhabitiq, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.22%	1/12/2032	—	(1)	—	0.00
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.42%	2/10/2028	8,980	8,970	8,956	4.05
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.42%	2/10/2028	288	283	283	0.13
MRI Software, LLC	(5) (6) (13)	First Lien Debt	S +	4.75%	8.42%	2/10/2028	157	154	155	0.07
								10,979	10,971	4.96
Software
Apryse Software Corp.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.44%	6/28/2032	3,694	3,659	3,665	1.66
Apryse Software Corp.	(5) (8) (13)	First Lien Debt	S +	4.75%	8.44%	6/28/2032	—	(3)	(2)	0.00
Archduke Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	5.50%	9.27%	12/3/2032	3,776	3,739	3,739	1.69
Archduke Buyer, Inc.	(5) (8) (13)	First Lien Debt	S +	5.50%	9.27%	12/3/2032	—	(3)	(3)	0.00
Artifact Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	7.82%	7/28/2031	2,113	2,096	2,113	0.96
Artifact Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.25%	7.82%	7/28/2031	—	(2)	—	0.00
Artifact Bidco, Inc.	(5) (8) (13)	First Lien Debt	S +	4.25%	7.82%	7/26/2030	—	(3)	—	0.00
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	7/14/2031	6,429	6,378	6,382	2.89
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	7/14/2031	1,429	1,416	1,418	0.64
AuditBoard, Inc.	(5) (7) (13)	First Lien Debt	S +	4.50%	8.17%	7/14/2031	—	(4)	(4)	0.00
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.22%	1/2/2031	1,208	1,198	1,208	0.55
Banyan Software Holdings, LLC	(5) (6)	First Lien Debt	S +	5.50%	9.22%	1/2/2031	2,387	2,310	2,318	1.05
Banyan Software Holdings, LLC	(5) (6) (13)	First Lien Debt	S +	5.50%	9.22%	1/2/2031	—	(1)	—	0.00
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.09%	2/27/2030	1,935	1,949	1,935	0.88
Coupa Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.09%	2/27/2030	—	1	—	0.00
Coupa Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.09%	2/27/2029	—	1	—	0.00
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	8/2/2030	10,205	10,183	10,198	4.62
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.82%	8/2/2030	—	(2)	(1)	0.00
Diligent Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.82%	8/2/2030	263	261	262	0.12
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	7.92%	5/28/2032	2,947	2,940	2,940	1.33
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	7.92%	5/28/2032	—	(1)	(1)	0.00
Emburse, Inc.	(5) (7) (13)	First Lien Debt	S +	4.25%	7.92%	5/28/2032	—	(1)	(1)	0.00
Espresso Bidco, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	3/25/2032	2196	2,166	2,163	0.98

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Espresso Bidco, Inc.	(5) (6) (13)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	3/25/2032	—	(4)	(9)	0.00
Espresso Bidco, Inc.	(5) (6) (13)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.42%	3/25/2032	—	(3)	(4)	0.00
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.98%	7/2/2031	6,782	6,753	6,782	3.07
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.98%	7/2/2031	42	41	42	0.02
Everbridge Holdings, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.98%	7/2/2031	—	—	—	0.00
Formstack Acquisition, Co.	(5) (6) (9)	First Lien Debt	S +	5.50%	9.17%	3/28/2030	1,854	1,833	1,841	0.83
Formstack Acquisition, Co.	(5) (6) (13)	First Lien Debt	S +	5.50%	9.17%	3/28/2030	182	177	177	0.08
Formstack Acquisition, Co.	(5) (6) (13)	First Lien Debt	S +	5.50%	9.17%	3/28/2030	60	56	57	0.03
Fullsteam Operations, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.12%	8/8/2031	4,846	4,800	4,796	2.17
Fullsteam Operations, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.12%	8/8/2031	—	(8)	(17)	-0.01
Fullsteam Operations, LLC	(5) (7) (13)	First Lien Debt	S +	5.25%	9.12%	8/8/2031	—	(5)	(6)	0.00
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.34%	1/17/2031	2,385	2,368	2,385	1.08
Granicus, Inc.	(5) (7) (13)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.34%	1/17/2031	2,112	2,102	2,112	0.96
Granicus, Inc.	(5) (13)	First Lien Debt	P +	4.25%	11.00%	1/17/2031	—	(2)	—	0.00
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.92%	5/25/2028	6,459	6,435	6,459	2.92
GS AcquisitionCo, Inc.	(5) (7) (13)	First Lien Debt	S +	5.25%	8.92%	5/25/2028	6	6	6	0.00
GS AcquisitionCo, Inc.	(5) (6) (13)	First Lien Debt	S +	5.25%	8.92%	5/25/2028	181	180	181	0.08
Hootsuite, Inc.	(5) (9) (10)	First Lien Debt	S +	5.50%	9.23%	5/22/2030	2,660	2,628	2,626	1.19
Hootsuite, Inc.	(5) (10) (13)	First Lien Debt	S +	5.50%	9.23%	5/22/2030	180	177	176	0.08
Icefall Parent, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	1/25/2030	2,653	2,614	2,653	1.20
Icefall Parent, Inc.	(5) (6) (13)	First Lien Debt	S +	4.50%	8.17%	1/25/2030	—	(4)	—	0.00
LogRhythm, Inc.	(5) (6) (9)	First Lien Debt	S +	7.50%	11.34%	7/2/2029	1,364	1,333	1,309	0.59
LogRhythm, Inc.	(5) (6) (13)	First Lien Debt	S +	7.50%	11.34%	7/2/2029	—	(3)	(5)	0.00
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	9/10/2030	4,138	4,087	4,138	1.87
Nasuni Corporation	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	9/10/2030	—	(10)	—	0.00
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.56%	1/27/2032	4,852	4,826	4,852	2.20
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.56%	1/27/2032	—	(1)	—	0.00
Onit, Inc.	(5) (7) (13)	First Lien Debt	S +	4.75%	8.56%	1/27/2032	—	(1)	—	0.00
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	3,249	3,211	3,223	1.46
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	—	(7)	(10)	0.00
Saturn Borrower, Inc.	(5) (6) (13)	First Lien Debt	S +	6.00%	9.67%	11/10/2028	136	130	131	0.06
Vanco Payment Solutions, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	12/1/2031	3,725	3,688	3,688	1.67
Vanco Payment Solutions, LLC	(5) (7) (13)	First Lien Debt	S +	4.75%	8.42%	12/1/2031	—	(2)	(2)	0.00
								85,672	85,910	38.92
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.31%	4/23/2031	982	983	982	0.44
Transportation Infrastructure
Jeppesen Holdings, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	8.59%	11/1/2032	9,790	9,742	9,742	4.41
Jeppesen Holdings, LLC	(5) (8) (13)	First Lien Debt	S +	4.75%	8.59%	11/1/2032	—	(2)	(2)	0.00
								9,740	9,740	4.41
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	5/13/2032	3,487	3,455	3,482	1.58
CCI Buyer, Inc.	(5) (7) (13)	First Lien Debt	S +	5.00%	8.67%	5/13/2032	—	(2)	—	0.00
Mobile Communications America, Inc.	(5) (6) (13)	First Lien Debt	S +	4.75%	8.69%	10/16/2029	126	121	126	0.06
								3,574	3,608	1.64

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Total Debt Investments - non-controlled/non-affiliated								$456,675	$456,143	206.59%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (6) (15)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	2/28/2030	1,416	1,416	1,416	0.64
KWOR Acquisition, Inc.	(5) (6) (13) (15)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	2/28/2030	8	2	8	0.00
KWOR Acquisition, Inc.	(5) (6) (13) (15)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	10.07%	2/28/2030	11	2	11	0.00
KWOR Acquisition, Inc.	(5) (6) (15)	Other Debt	S +	8.00% PIK	12.20%	2/28/2030	497	497	497	0.22
								1,917	1,932	0.86
Total Debt Investments - non-controlled/affiliated								$1,917	$1,932	0.86%
Total Debt Investments								$458,592	$458,075	207.45%

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity			2/3/2025	50	$47	$58	0.03%
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (11)	Preferred Equity		12.50% PIK	9/5/2024	15	168	151	0.07
Leaf Home, LLC	(5) (11)	Preferred Equity		14.00% PIK	9/4/2025	250	253	323	0.15
							421	474	0.22
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity			10/15/2024	1,500	150	65	0.03
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (11) (12)	Common Equity			9/9/2025	250,000	—	—	—
FMG Suite Holdings, LLC	(5) (11)	Preferred Equity		8.00% PIK	9/9/2025	250	256	256	0.12
							256	256	0.12
Professional Services
Verdantas, LLC	(5) (11) (12)	Common Equity			5/3/2024	796	1	1	0.00
Verdantas, LLC	(5) (11)	Preferred Equity		10.00%	5/3/2024	78,804	93	116	0.05
							94	117	0.05
Total Equity Investments - non-controlled/non-affiliated							$968	$970	0.45%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (11) (12) (15)	Common Equity			2/28/2025	283	109	—	0.00
KWOR Intermediate I, Inc.	(5) (11) (15)	Preferred Equity	S +	8.00% PIK	2/28/2025	302,502	302	196	0.09
							411	196	0.09
Total Equity Investments - non-controlled/affiliated							$411	$196	0.09%
Total Portfolio Investments							$459,971	$459,241	207.99%
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund- Institutional Shares				3.62%			$15,344	$15,344	6.9%
Cash							4,790	4,790	2.17
Total Cash and Cash Equivalents and Short Term Investments							$20,134	$20,134	9.07%
Total Portfolio Investments, Cash, and Cash Equivalents and Short Term Investments							$480,105	$479,375	217.06%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25.00% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5.00% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the C at 2.26%, 1-month E at 1.94%, 1-month S at 3.69%, 3-month S at 3.65%, 6-month S at 3.57%, SA at 3.73% and the P at 6.75%.
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

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 3.98% of total assets as calculated in accordance with regulatory requirements.
(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities is $1,166 or 0.53% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)
Non-income producing security.
(13)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2025.
(14)
Investment was on non-accrual status as of December 31, 2025.

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	$51	$—
AWP Group Holdings, Inc.	Revolver	12/23/2030	278	—
Accel International Holdings, Inc.	Revolver	4/26/2032	288	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	1,592	(4)
Accordion Partners, LLC	Revolver	11/17/2031	436	—
Any Hour, LLC	Delayed Draw Term Loan	5/23/2026	625	(28)
Any Hour, LLC	Revolver	5/23/2030	55	(2)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	6/4/2027	548	—
Apollo Acquisition, Inc.	Revolver	12/30/2030	364	—
Apryse Software Corp.	Revolver	6/28/2032	306	(2)
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	435	(1)
Aptean, Inc.	Revolver	1/30/2031	180	—
Archduke Buyer, Inc.	Revolver	12/3/2032	274	(3)
Arcoro Holdings Corp.	Revolver	3/28/2030	261	(4)
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/22/2027	517	—
Artifact Bidco, Inc.	Revolver	7/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2026	84	(1)
Ascend Partner Services, LLC	Delayed Draw Term Loan	8/9/2027	1,194	(12)
Ascend Partner Services, LLC	Revolver	11/8/2031	561	(6)
Associations, Inc.	Delayed Draw Term Loan	7/3/2028	39	—
Associations, Inc.	Revolver	7/3/2028	54	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	1,480	(6)
AuditBoard, Inc.	Revolver	7/14/2031	571	(4)
BCTO Bluebill Midco, Inc.	Revolver	7/30/2032	611	(6)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	11,239	(60)
Banyan Software Holdings, LLC	Revolver	1/2/2031	130	—
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	7/3/2026	2,526	—
Bullhorn, Inc.	Delayed Draw Term Loan	5/11/2026	21	—
Bullhorn, Inc.	Revolver	10/1/2029	291	—
CCI Buyer, Inc.	Revolver	5/13/2032	204	—
COP Collisionright Parent, LLC	Delayed Draw Term Loan	4/4/2027	1,280	(3)
COP Collisionright Parent, LLC	Revolver	1/29/2030	206	(1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	706	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	471	—
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	213	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	133	—
Cerity Partners, LLC	Delayed Draw Term Loan	1/21/2027	788	(2)
Cerity Partners, LLC	Revolver	7/28/2031	60	—
Cliffwater, LLC	Revolver	4/22/2032	347	(3)
ComPsych Investment Corp.	Delayed Draw Term Loan	7/23/2027	1,333	—
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,241	(3)
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	270	—
Consor Intermediate II, LLC	Revolver	5/12/2031	98	—

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Coupa Holdings, LLC	Delayed Draw Term Loan	6/3/2027	175	—
Coupa Holdings, LLC	Revolver	2/27/2029	134	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	1/2/2029	797	(4)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(4)
DA Blocker Corp.	Delayed Draw Term Loan	2/10/2027	661	(2)
DA Blocker Corp.	Revolver	2/10/2032	220	(1)
Deerfield Dakota Holding, LLC	Revolver	9/13/2032	857	(7)
Diligent Corporation	Delayed Draw Term Loan	4/30/2026	1,677	(1)
Diligent Corporation	Revolver	8/2/2030	855	(1)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	7/22/2027	500	—
Drivecentric Holdings, LLC	Revolver	8/15/2031	471	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	8/14/2026	784	(1)
EVDR Purchaser, Inc.	Revolver	2/14/2031	376	(1)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/6/2026	160	—
Eclipse Buyer, Inc.	Revolver	9/8/2031	81	—
Emburse, Inc.	Delayed Draw Term Loan	5/28/2027	526	(1)
Emburse, Inc.	Revolver	5/28/2032	526	(1)
Espresso Bidco, Inc.	Delayed Draw Term Loan	3/25/2027	593	(9)
Espresso Bidco, Inc.	Revolver	3/25/2032	264	(4)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	92	—
Essential Services Holding Corporation	Revolver	6/17/2030	35	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	65	—
Everbridge Holdings, LLC	Revolver	7/2/2031	43	—
FMG Suite Holdings, LLC	Delayed Draw Term Loan	9/9/2027	943	(9)
FMG Suite Holdings, LLC	Revolver	9/9/2032	566	(6)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	1/31/2027	198	—
Firebird Acquisition Corp, Inc.	Revolver	2/2/2032	100	—
Formstack Acquisition, Co.	Delayed Draw Term Loan	3/30/2026	561	(4)
Formstack Acquisition, Co.	Revolver	3/28/2030	315	(2)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	833	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	100	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	8/9/2027	1,615	(17)
Fullsteam Operations, LLC	Revolver	8/8/2031	538	(6)
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	11/12/2027	1,998	(10)
GB Eagle Buyer, Inc.	Revolver	11/29/2030	1,332	(13)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/6/2027	6,159	(15)
GS AcquisitionCo, Inc.	Delayed Draw Term Loan	3/26/2026	10	—
GS AcquisitionCo, Inc.	Revolver	5/25/2028	307	—
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	8/2/2027	1,136	(11)
GarageCo Intermediate II, LLC	Revolver	7/30/2032	341	(3)
Granicus, Inc.	Delayed Draw Term Loan	7/31/2026	265	—
Granicus, Inc.	Revolver	1/17/2031	329	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	45	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	60	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	407	(1)

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	9/30/2026	182	—
Hootsuite, Inc.	Revolver	5/22/2030	120	(2)
Hyland Software, Inc.	Revolver	9/19/2029	181	—
IG Investment Holdings, LLC	Revolver	9/22/2028	101	—
Icefall Parent, Inc.	Revolver	1/25/2030	261	—
Imagine 360, LLC	Delayed Draw Term Loan	9/20/2026	458	—
Imagine 360, LLC	Revolver	10/2/2028	284	—
Inhabitiq, Inc.	Delayed Draw Term Loan	1/11/2027	191	—
Inhabitiq, Inc.	Revolver	1/12/2032	120	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	3,281	(16)
Inszone Mid, LLC	Revolver	11/30/2029	219	(1)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	6/3/2026	675	—
Invictus Buyer, LLC	Revolver	6/3/2031	250	—
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,487	(4)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	1,309	(6)
Jeppesen Holdings, LLC	Revolver	11/1/2032	490	(2)
Jonathan Acquisition Company	Revolver	5/11/2029	436	(6)
Kodiak Buyer, LLC	Delayed Draw Term Loan	7/26/2027	429	—
Kodiak Buyer, LLC	Revolver	7/23/2032	343	—
LHS Borrower, LLC	Revolver	9/4/2031	258	(4)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	2/12/2027	1,010	—
LJ Avalon Holdings, LLC	Revolver	2/1/2029	443	—
LogRhythm, Inc.	Revolver	7/2/2029	136	(5)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	342	(3)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	331	(3)
MRI Software, LLC	Delayed Draw Term Loan	9/4/2026	1,840	(5)
MRI Software, LLC	Revolver	2/10/2028	628	(2)
ManTech International CP	Delayed Draw Term Loan	2/17/2026	76	—
ManTech International CP	Revolver	9/14/2028	318	—
Merative, LP	Delayed Draw Term Loan	9/30/2027	706	(4)
Merative, LP	Revolver	9/30/2032	618	(3)
Mobile Communications America, Inc.	Delayed Draw Term Loan	6/23/2027	873	—
Model N, Inc.	Delayed Draw Term Loan	6/26/2026	98	—
Model N, Inc.	Revolver	6/27/2031	52	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	560	(6)
NDT Global Holding, Inc.	Revolver	6/4/2032	500	(5)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	132	—
NSI Holdings, Inc.	Revolver	11/17/2031	132	—
Nasuni Corporation	Revolver	9/10/2030	862	—
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(2)
OEConnection, LLC	Revolver	12/23/2032	231	(1)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/6/2027	982	(5)
One, Inc. Software Corporation	Revolver	12/6/2032	393	(4)
Onit, Inc.	Delayed Draw Term Loan	1/27/2027	278	—

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Onit, Inc.	Revolver	1/27/2032	93	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	81	(1)
PMA Parent Holdings, LLC	Revolver	1/31/2031	245	(2)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	590	(6)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,452	(4)
Project Potter Buyer, LLC	Revolver	4/23/2027	150	—
Railpros Parent, LLC	Delayed Draw Term Loan	5/24/2027	842	(8)
Railpros Parent, LLC	Revolver	5/24/2032	421	(4)
Raptor Merger Sub Debt, LLC	Revolver	4/1/2029	458	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	182	(1)
Real Chemistry Intermediate III, Inc.	Revolver	4/12/2032	200	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/30/2027	1,181	—
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	287	—
Routeware, Inc.	Delayed Draw Term Loan	9/18/2026	1,284	(4)
Routeware, Inc.	Revolver	9/18/2031	273	(1)
SV Newco 2, Inc.	Delayed Draw Term Loan	3/22/2028	6,000	(8)
SV Newco 2, Inc.	Revolver	6/2/2031	563	(1)
Saturn Borrower, Inc.	Delayed Draw Term Loan	1/24/2027	1,190	(10)
Saturn Borrower, Inc.	Revolver	11/10/2028	400	(3)
Sonny's Enterprises, LLC	Revolver	8/5/2027	347	(10)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(23)
Spark Buyer, LLC	Revolver	10/15/2031	103	(8)
Specialty Pharma III, Inc.	Revolver	12/23/2032	478	(2)
Superman Holdings, LLC	Revolver	8/29/2031	387	—
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,906	(7)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	872	(4)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	7/1/2027	1,464	(4)
Tamarack Intermediate, LLC	Revolver	3/12/2029	572	(1)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	1/31/2027	400	(3)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	2/2/2032	371	(3)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2026	367	—
Transit Technologies, LLC	Delayed Draw Term Loan	8/20/2027	366	(3)
Transit Technologies, LLC	Revolver	8/20/2030	341	—
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	389	—
UHY Advisors, Inc.	Revolver	11/21/2031	83	—
VRC Companies, LLC	Delayed Draw Term Loan	6/29/2027	703	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	1/30/2027	787	(6)
Vamos Bidco, Inc.	Revolver	1/30/2032	236	(2)
Vanco Payment Solutions, LLC	Revolver	12/1/2031	175	(2)
Vehlo Purchaser, LLC	Revolver	5/24/2028	806	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	39	—
Verdantas, LLC	Revolver	5/6/2030	199	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	235	(1)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	5/3/2028	986	(2)

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except unit amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Vessco Midco Holdings, LLC	Revolver	7/24/2031	452	(2)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	736	—
Victors Purchaser, LLC	Revolver	12/23/2032	553	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	4/1/2028	1,039	(3)
WIPFLI Advisory, LLC	Revolver	10/1/2032	692	(3)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(3)
eShipping, LLC	Revolver	12/23/2032	470	(2)
iCIMS, Inc.	Revolver	8/18/2028	358	(3)
mPulse Mobile, Inc.	Delayed Draw Term Loan	8/26/2027	462	(5)
mPulse Mobile, Inc.	Revolver	8/26/2032	692	(7)
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$121,277	(538)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	307	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	225	—
Total First Lien Debt Unfunded Commitments – non-controlled/affiliated			$532	—
Total Unfunded Commitments			$121,809	$(538)

(15)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5.00% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2025 were as follows:

Investment	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)	$—	$2,328	$—	$(200)	$—	$2,128	$198
Total	$—	$2,328	$—	$(200)	$—	$2,128	$198

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

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except unit amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments
Aerospace & Defense
Mantech International CP	(5) (7)	First Lien Debt	S +	5.00%	9.59%	9/14/2029	2,676	$2,676	$2,676	1.86%
Mantech International CP	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	9/14/2029	—	—	—	0.00
Mantech International CP	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	9/14/2028	—	—	—	0.00
								2,676	2,676	1.86
Automobile Components
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.50%	10.17%	8/5/2028	3,018	2,964	2,922	2.03
Sonny's Enterprises, LLC	(5) (6)	First Lien Debt	S +	5.50%	10.17%	8/5/2028	664	652	642	0.45
Sonny's Enterprises, LLC	(5) (6) (9) (14)	First Lien Debt	S +	5.50%	10.17%	8/5/2027	145	136	126	0.09
								3,752	3,690	2.56
Automobiles
COP Collisionright Parent, LLC	(5) (6)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	1,164	1,143	1,150	0.80
COP Collisionright Parent, LLC	(5) (6) (9) (14)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	341	332	333	0.23
COP Collisionright Parent, LLC	(5) (6) (9) (14)	First Lien Debt	S +	5.50%	10.09%	1/29/2030	28	25	26	0.02
Drivecentric Holdings, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.27%	8/15/2031	3,529	3,495	3,527	2.45
Drivecentric Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.27%	8/15/2031	—	(4)	—	0.00
Vehlo Purchaser, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	251	248	248	0.17
Vehlo Purchaser, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	61	54	52	0.04
Vehlo Purchaser, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.61%	5/24/2028	—	—	—	0.00
								5,293	5,336	3.70
Beverages
Triton Water Holdings, Inc.	(8) (9)	First Lien Debt	S +	3.25%	7.84%	3/31/2028	987	981	994	0.69
								981	994	0.69
Biotechnology
GraphPad Software, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	5,516	5,490	5,516	3.83
GraphPad Software, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	11	10	11	0.01
GraphPad Software, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	6/30/2031	—	—	—	0.00
								5,500	5,527	3.83
Building Products
Project Potter Buyer, LLC	(5) (6)	First Lien Debt	S +	6.00%	10.33%	4/23/2027	4,786	4,786	4,786	3.32
Project Potter Buyer, LLC	(5) (6) (9) (14)	First Lien Debt	S +	6.00%	10.33%	4/23/2026	—	—	—	0.00
								4,786	4,786	3.32
Chemicals
Tank Holding Corp.	(5) (7)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	3,437	3,365	3,422	2.37
Tank Holding Corp.	(5) (7) (9) (14)	First Lien Debt	S +	5.75%	10.27%	3/31/2028	833	812	829	0.58
								4,177	4,251	2.95
Commercial Services & Supplies
Consor Intermediate II, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	502	498	499	0.35
Consor Intermediate II, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	—	(2)	(3)	0.00
Consor Intermediate II, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.83%	5/12/2031	—	(1)	(1)	0.00
CRCI Longhorn Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	2,824	2,796	2,824	1.96
CRCI Longhorn Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	—	(3)	—	0.00
CRCI Longhorn Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.36%	8/27/2031	212	207	212	0.15
EnergySolutions, LLC	(8) (9)	First Lien Debt	S +	3.25%	7.61%	9/20/2030	831	832	833	0.58
Hercules Borrower, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.68%	12/15/2026	194	186	188	0.13
HSI Halo Acquisition, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.59%	6/30/2031	4,600	4,557	4,600	3.19
HSI Halo Acquisition, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	6/30/2031	16	15	16	0.01
HSI Halo Acquisition, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	6/28/2030	—	(1)	—	0.00

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except unit amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Pye-Barker Fire & Safety, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	5/26/2031	1,755	1,755	1,755	1.22
Pye-Barker Fire & Safety, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.83%	5/26/2031	250	245	250	0.17
Pye-Barker Fire & Safety, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.83%	5/24/2030	30	28	30	0.02
Routeware, Inc.	(5) (6)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	3,182	3,151	3,182	2.21
Routeware, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	—	(7)	—	0.00
Routeware, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.60%	9/18/2031	—	(3)	—	0.00
Transit Technologies, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.51%	8/20/2031	1,591	1,576	1,591	1.10
Transit Technologies, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.51%	8/20/2031	—	(3)	—	0.00
Transit Technologies, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.51%	8/20/2030	—	(3)	—	0.00
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	5.00%	9.33%	9/29/2031	1,993	1,974	1,993	1.38
Vensure Employer Services, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	5.00%	9.33%	9/29/2031	77	74	77	0.05
								17,871	18,046	12.52
Construction & Engineering
Arcoro Holdings Corp.	(5) (6)	First Lien Debt	S +	5.50%	9.83%	3/28/2030	1,730	1,700	1,718	1.19
Arcoro Holdings Corp.	(5) (6) (9) (14)	First Lien Debt	S +	5.50%	9.83%	3/28/2030	—	(5)	(2)	0.00
Superman Holdings, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	2,673	2,660	2,673	1.85
Superman Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	—	(2)	—	0.00
Superman Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.86%	8/29/2031	—	(2)	—	0.00
								4,351	4,389	3.05
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	2,986	2,961	2,971	2.06
PDI TA Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	388	382	384	0.27
PDI TA Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	10.09%	2/3/2031	—	(3)	(2)	0.00
								3,340	3,353	2.33
Distributors
Avalara, Inc.	(5) (7)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	5,857	5,824	5,857	4.06
Avalara, Inc.	(5) (9) (14)	First Lien Debt	S +	6.25%	10.58%	10/19/2028	—	(3)	—	0.00
Bradyplus Holdings, LLC	(5) (6)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	3,129	3,077	3,129	2.17
Bradyplus Holdings, LLC	(5) (6) (9) (14)	First Lien Debt	S +	5.00%	9.52%	10/31/2029	20	18	20	0.01
								8,916	9,006	6.25
Diversified Consumer Services
Any Hour, LLC	(5)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	2,360	2,328	2,336	1.62
Any Hour, LLC	(5) (9) (14)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	67	62	60	0.04
Any Hour, LLC	(5) (9) (14)	First Lien Debt	S +	5.00%	9.33%	5/23/2030	166	161	163	0.11
Any Hour, LLC	(5) (9)	Other Debt		13.00% PIK	13.00%	5/23/2031	637	626	630	0.44
Eclipse Buyer, Inc.	(5) (8)	First Lien Debt	S +	4.75%	9.26%	9/8/2031	943	934	943	0.65
Eclipse Buyer, Inc.	(5) (8) (14)	First Lien Debt	S +	4.75%	9.26%	9/8/2031	—	(1)	—	0.00
Eclipse Buyer, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.26%	9/6/2031	—	(1)	—	0.00
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.65%	6/17/2031	5,850	5,795	5,850	4.06
Essential Services Holding Corporation	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.65%	6/17/2031	—	—	—	0.00
Essential Services Holding Corporation	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.65%	6/17/2030	—	(1)	—	0.00
EVDR Purchaser, Inc.	(5) (7)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	2,722	2,673	2,722	1.89
EVDR Purchaser, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	—	(7)	—	0.00
EVDR Purchaser, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	9.86%	2/14/2031	78	70	78	0.05
								12,639	12,782	8.87
Electrical Equipment
Spark Buyer, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	781	770	770	0.53
Spark Buyer, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(3)	(3)	0.00
Spark Buyer, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.77%	10/15/2031	—	(2)	(2)	0.00
								765	765	0.53

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except unit amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments & Components
NSi Holdings, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	737	730	730	0.51
NSi Holdings, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(1)	(1)	0.00
NSi Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	9.36%	11/15/2031	—	(1)	(1)	0.00
								728	728	0.51
Financial Services
MAI Capital Management Intermediate, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	1,544	1,529	1,544	1.07
MAI Capital Management Intermediate, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	289	283	289	0.20
MAI Capital Management Intermediate, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	8/29/2031	46	43	46	0.03
PMA Parent Holdings, LLC	(5) (7)	First Lien Debt	S +	5.50%	9.83%	1/31/2031	2,102	2,071	2,071	1.44
PMA Parent Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	9.83%	1/31/2031	—	(2)	(2)	0.00
RFS Opco, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.08%	4/4/2031	1,496	1,483	1,490	1.03
RFS Opco, LLC	(5) (8) (9) (14)	First Lien Debt	S +	3.50%	7.83%	4/4/2029	270	257	264	0.18
								5,664	5,702	3.96
Ground Transportation
SV Newco 2, Inc.	(5) (7) (10)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	1,496	1,475	1,484	1.03
SV Newco 2, Inc.	(5) (7) (9) (10) (14)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	—	(6)	(7)	0.00
SV Newco 2, Inc.	(5) (7) (9) (10) (14)	First Lien Debt	S +	4.75%	9.26%	6/2/2031	—	(8)	(4)	0.00
								1,461	1,473	1.02
Health Care Equipment & Supplies
Medline Borrower, LP	(8) (9)	First Lien Debt	S +	2.25%	6.61%	10/23/2028	899	901	902	0.63
Tidi Legacy Products, Inc.	(5) (6)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	1,363	1,339	1,361	0.94
Tidi Legacy Products, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(3)	(1)	0.00
Tidi Legacy Products, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.61%	12/19/2029	—	(4)	(1)	0.00
								2,233	2,261	1.57
Health Care Providers & Services
DCA Investment Holdings, LLC	(5) (7)	First Lien Debt	S +	6.50%	10.77%	4/3/2028	7,301	7,255	7,245	5.03
iCIMS, Inc.	(5) (7)	First Lien Debt	S +	5.75%	10.38%	8/18/2028	5,534	5,504	5,534	3.84
iCIMS, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.75%	10.38%	8/18/2028	98	95	98	0.07
Imagine 360, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	3,242	3,211	3,242	2.25
Imagine 360, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	—	(2)	—	0.00
Imagine 360, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.10%	10/2/2028	—	(3)	—	0.00
Invictus Buyer, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	1,616	1,601	1,611	1.12
Invictus Buyer, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	—	(3)	(2)	0.00
Invictus Buyer, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.08%	6/3/2031	—	(2)	(1)	0.00
PPV Intermediate Holdings, LLC	(5) (7)	First Lien Debt	S +	5.75%	10.26%	8/31/2029	1,990	1,990	1,988	1.38
PPV Intermediate Holdings, LLC	(5) (7)	First Lien Debt	S +	6.00%	10.52%	8/31/2029	1,262	1,251	1,262	0.88
								20,897	20,977	14.55
Health Care Technology
Hyland Software, Inc.	(5) (7)	First Lien Debt	S +	6.00%	10.36%	9/19/2030	3,774	3,733	3,774	2.62
Hyland Software, Inc.	(5) (7)	First Lien Debt	S +	6.00%	10.36%	9/19/2029	—	(2)	—	0.00
Project Ruby Ultimate Parent Corp.	(9)	First Lien Debt	S +	3.00%	7.47%	3/10/2028	990	988	993	0.69
								4,719	4,767	3.31
Industrial Conglomerates
Aptean, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	2,173	2,154	2,170	1.51
Aptean, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	35	34	35	0.02
Aptean, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	1/30/2031	—	(1)	—	0.00
								2,187	2,205	1.53
Insurance Services
Alliant Holdings Intermediate, LLC	(8) (9)	First Lien Debt	S +	2.75%	7.11%	9/19/2031	990	993	992	0.69

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except unit amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date		Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Foundation Risk Partners Corp.	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	10/29/2029		—	(1)	—	0.00
Galway Borrower, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.83%	9/29/2028		2,307	2,278	2,307	1.60
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.83%	9/29/2028		2,441	2,424	2,441	1.69
Higginbotham Insurance Agency, Inc.	(5) (6)	First Lien Debt	S +	4.50%	8.86%	11/24/2028		4,756	4,747	4,735	3.29
Higginbotham Insurance Agency, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.50%	8.86%	11/24/2028		197	193	194	0.13
High Street Buyer, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	4/14/2028		—	(6)	(2)	0.00
Integrity Marketing Acquisition, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.51%	8/25/2028		4,939	4,939	4,939	3.43
Integrity Marketing Acquisition, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.51%	8/25/2028		—	—	—	0.00
Peter C. Foy & Associates Insurance Services, LLC	(5) (7)	First Lien Debt	S +	5.50%	9.83%	11/1/2028		1,481	1,459	1,481	1.03
Peter C. Foy & Associates Insurance Services, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.50%	9.83%	11/1/2028		694	688	691	0.48
RSC Acquisition, Inc.	(5) (6)	First Lien Debt	S +	4.75%	9.21%	11/1/2029		123	122	123	0.09
RSC Acquisition, Inc.	(5) (7)	First Lien Debt	S +	4.75%	9.21%	11/1/2029		295	294	295	0.20
USI, Inc.	(9)	First Lien Debt	S +	2.75%	7.02%	11/22/2029		988	992	985	0.68
World Insurance Associates, LLC	(5) (6)	First Lien Debt	S +	6.00%	10.34%	4/3/2028		4,728	4,610	4,625	3.21
									23,732	23,806	16.52
IT Services
Apollo Acquisition, Inc.	(5)	First Lien Debt	S +	5.00%	9.33%	12/30/2031		2,016	1,996	1,995	1.38
Apollo Acquisition, Inc.	(5) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2031		—	(4)	(4)	0.00
Apollo Acquisition, Inc.	(5) (9) (14)	First Lien Debt	S +	5.00%	9.33%	12/30/2030		—	(3)	(3)	0.00
Asurion, LLC	(7) (9)	First Lien Debt	S +	4.25%	8.61%	9/19/2030		987	977	984	0.68
GI DI Cornfield Acquisition, LLC	(5)	First Lien Debt	S +	4.50%	8.84%	3/9/2028		3,880	3,830	3,842	2.67
GI DI Cornfield Acquisition, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.84%	3/9/2028		—	(13)	(19)	(0.01)
Ridge Trail US Bidco, Inc.	(5) (6) (10)	First Lien Debt	S +	4.50%	8.83%	9/30/2031		3,425	3,375	3,416	2.37
Ridge Trail US Bidco, Inc.	(5) (6) (9) (10) (14)	First Lien Debt	S +	4.50%	8.83%	9/30/2031		—	(8)	(3)	0.00
Ridge Trail US Bidco, Inc.	(5) (6) (9) (10) (14)	First Lien Debt	S +	4.50%	8.83%	3/31/2031		106	101	105	0.07
Victors Purchaser, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.08%	8/15/2031		3,639	3,604	3,639	2.52
Victors Purchaser, LLC	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.08%	8/15/2031		—	(4)	—	0.00
Victors Purchaser, LLC	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.08%	8/15/2031	C$	104	70	73	0.05
									13,921	14,025	9.73
Life Sciences Tools & Services
Model N, Inc.	(5) (7)	First Lien Debt	S +	5.00%	9.33%	6/27/2031		4,836	4,791	4,836	3.36
Model N, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.33%	6/27/2031		—	—	—	0.00
Model N, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.33%	6/27/2031		—	(1)	—	0.00
Parexel International Corporation	(8) (9)	First Lien Debt	S +	3.00%	7.36%	11/15/2028		949	951	955	0.66
									5,741	5,791	4.02
Machinery
TK Elevator US Newco, Inc.	(8) (9)	First Lien Debt	S +	3.50%	8.59%	4/30/2030		990	993	997	0.69
									993	997	0.69
Multi-Utilities
AWP Group Holdings, Inc.	(5) (6)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		3,261	3,213	3,261	2.26
AWP Group Holdings, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		729	718	729	0.51
AWP Group Holdings, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	9.11%	12/23/2030		27	18	27	0.02
Vessco Midco Holdings, LLC	(5) (7)	First Lien Debt	S +	4.75%	9.11%	7/24/2031		4,072	4,034	4,072	2.83
Vessco Midco Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.11%	7/24/2031		357	350	357	0.25
Vessco Midco Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.11%	7/24/2031		—	(4)	—	0.00
									8,329	8,446	5.86
Professional Services
Accordion Partners, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.58%	11/17/2031		1,565	1,550	1,550	1.08
Accordion Partners, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	11/17/2031		—	(1)	(1)	0.00
Accordion Partners, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	11/17/2031		—	(2)	(2)	0.00

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except unit amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Ascend Partner Services, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.86%	8/11/2031	1,633	1,617	1,633	1.13
Ascend Partner Services, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.86%	8/11/2031	—	(13)	—	0.00
Ascend Partner Services, LLC	(5) (7) (9) (14)	First Lien Debt	S +	4.50%	8.86%	8/11/2031	337	331	337	0.23
Bullhorn, Inc.	(5) (6)	First Lien Debt	S +	5.00%	9.36%	10/1/2029	6,188	6,154	6,188	4.29
Bullhorn, Inc.	(5) (6)	First Lien Debt	S +	5.00%	9.36%	10/1/2029	746	743	746	0.52
Bullhorn, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.00%	9.36%	10/1/2029	—	(2)	—	0.00
Carr, Riggs and Ingram Capital, LLC	(5) (8)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	575	569	569	0.39
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	—	(1)	(1)	0.00
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.24%	11/18/2031	17	15	15	0.01
ComPsych Investment Corp.	(5) (7)	First Lien Debt	S +	4.75%	9.38%	7/22/2031	4,658	4,636	4,658	3.23
ComPsych Investment Corp.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.38%	7/22/2031	—	(3)	—	0.00
Corporation Service Company	(8) (9)	First Lien Debt	S +	2.50%	6.86%	11/2/2029	877	881	881	0.61
Crisis Prevention Institute, Inc.	(5) (8)	First Lien Debt	S +	4.00%	8.39%	4/9/2031	1,000	995	1,000	0.69
IG Investment Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.57%	9/22/2028	900	891	891	0.62
IG Investment Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.57%	9/22/2028	—	(1)	(1)	0.00
KWOR Acquisition, Inc.	(5) (11)	First Lien Debt	P +	4.25%	11.75%	12/22/2028	2,981	2,981	2,189	1.52
UHY Advisors, Inc.	(5) (7)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	442	437	437	0.30
UHY Advisors, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(2)	(2)	0.00
UHY Advisors, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	4.75%	9.26%	11/21/2031	—	(1)	(1)	0.00
Verdantas, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.45%	5/6/2031	2,735	2,697	2,707	1.88
Verdantas, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.45%	5/6/2031	115	114	114	0.08
Verdantas, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.45%	5/6/2030	—	(4)	(3)	0.00
								24,581	23,904	16.59
Real Estate Management & Development
Associations, Inc.	(5) (6)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	872	871	872	0.61
Associations, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	11	11	11	0.01
Associations, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	6.50%	11.32%	7/3/2028	27	27	27	0.02
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	6,637	6,610	6,632	4.60
MRI Software, LLC	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	4	3	4	0.00
MRI Software, LLC	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	9.08%	2/10/2027	28	26	28	0.02
								7,548	7,574	5.26
Software
Artifact Bidco, Inc.	(5) (8)	First Lien Debt	S +	4.50%	8.83%	7/1/2031	2,113	2,093	2,113	1.47
Artifact Bidco, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.50%	8.83%	7/1/2031	—	(2)	—	0.00
Artifact Bidco, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.50%	8.83%	7/1/2030	—	(3)	—	0.00
AuditBoard, Inc.	(5) (6)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	3,000	2,971	3,000	2.08
AuditBoard, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	—	(7)	—	0.00
AuditBoard, Inc.	(5) (8) (9) (14)	First Lien Debt	S +	4.75%	9.08%	7/14/2031	—	(5)	—	0.00
Central Parent, Inc.	(8) (9)	First Lien Debt	S +	3.25%	7.58%	7/6/2029	998	1,001	983	0.68
Diligent Corporation	(5) (7)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	5,628	5,589	5,628	3.90
Diligent Corporation	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(6)	—	0.00
Diligent Corporation	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	10.09%	8/2/2030	—	(4)	—	0.00
Everbridge Holdings, LLC	(5) (7)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	6,850	6,817	6,850	4.75
Everbridge Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	42	42	42	0.03
Everbridge Holdings, LLC	(5) (7) (9) (14)	First Lien Debt	S +	5.00%	9.59%	7/2/2031	—	—	—	0.00
Formstack Acquisition Co	(5) (6)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	1,868	1,843	1,856	1.29
Formstack Acquisition Co	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	187	180	182	0.13

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except unit amount)

Investments-non-controlled/non-affiliated(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Formstack Acquisition Co	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.58%	3/28/2030	38	33	35	0.02
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	2,354	2,334	2,354	1.63
Granicus, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	1,796	1,784	1,795	1.25
Granicus, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	10.34%	1/17/2031	—	(3)	—	0.00
GS AcquisitionCo, Inc.	(5) (6)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	6,527	6,495	6,527	4.53
GS AcquisitionCo, Inc.	(5) (7) (9) (14)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	4	4	4	0.00
GS AcquisitionCo, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	5.25%	9.58%	5/25/2028	—	(2)	—	0.00
Hootsuite, Inc.	(5) (10)	First Lien Debt	S +	5.50%	9.83%	5/22/2030	2,687	2,649	2,663	1.85
Hootsuite, Inc.	(5) (9) (10) (14)	First Lien Debt	S +	5.50%	9.83%	5/22/2030	—	(4)	(3)	0.00
Icefall Parent, Inc.	(5) (6)	First Lien Debt	S +	6.50%	10.86%	1/25/2030	2,739	2,691	2,696	1.87
Icefall Parent, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	6.50%	10.86%	1/25/2030	—	(4)	(4)	0.00
LogRhythm, Inc.	(5) (6)	First Lien Debt	S +	7.50%	11.86%	7/2/2029	1,364	1,326	1,339	0.93
LogRhythm, Inc.	(5) (6) (9) (14)	First Lien Debt	S +	7.50%	11.86%	7/2/2029	—	(4)	(2)	0.00
Nasuni Corporation	(5) (7)	First Lien Debt	S +	5.75%	10.18%	9/10/2030	4,138	4,078	4,138	2.87
Nasuni Corporation	(5) (7) (9) (14)	First Lien Debt	S +	5.75%	10.18%	9/10/2030	—	(12)	—	0.00
								41,874	42,196	29.28
Specialty Retail
Les Schwab Tire Centers	(8) (9)	First Lien Debt	S +	3.00%	7.36%	4/23/2031	990	991	994	0.69
								991	994	0.69
Total Debt Investments								$240,646	$241,447	167.52%

Equity Investments
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (9) (12)	Preferred Equity		12.50% PIK		9/5/2024	15	147	147	0.10
								147	147	0.10
Electrical Equipment
Sparkstone Electrical Group	(5) (9) (12) (13)	Common Equity				10/15/2024	1,500	150	150	0.10
								150	150	0.10
Professional Services
Verdantas, LLC	(5) (9) (12) (13)	Common Equity				5/3/2024	796	1	1	—
Verdantas, LLC	(5) (9) (12)	Preferred Equity		10%		5/3/2024	78,804	84	95	0.07
								85	96	0.07
Total Equity Investments								$382	$393	0.27%
Total Portfolio Investments								$241,028	$241,840	167.80%
Cash and Cash Equivalents
J.P. Morgan US Govt Money Market Fund								$5,289	$5,289	3.67%
Cash								2,187	2,187	1.52
Total Cash and Cash Equivalents								$7,476	$7,476	5.19%
Total Portfolio Investments, Cash and Cash Equivalents								$248,504	$249,316	172.98%

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

(In thousands, except unit amount)

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
(13)
Non-income producing security.
(14)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, result from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2024.

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2024

(In thousands, except unit amount)

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

(In thousands, except unit amount)

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

(In thousands, except unit amount)

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

LGAM Private Credit LLC

Notes to the Consolidated Financial Statements (Audited)

December 31, 2025

(In thousands, except unit and per unit amounts)

(1)
ORGANIZATION

LGAM Private Credit LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.

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

(2)
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's functional currency is U.S. Dollars (“USD”), and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

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

The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of December 31, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: LGAM Equity Holdings LLC (“Equity Holdings”), LGAM CA SPV LLC (“CA SPV”) and LGAM Financing SPV LLC (“LGAM SPV LLC” and together with Equity Holdings and CA SPV, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

Money Market Funds

Investments in money market funds are valued at net asset value per share and are included in Investments in unaffiliated money market fund in the Consolidated Statements of Financial Condition.

Foreign Currency Translation

Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation are recorded as change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

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

PIK Income

The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to maintain its status as a RIC, even though the Company has not yet collected cash.

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

As of December 31, 2025 and December 31, 2024, the Company had certain investments in one and one portfolio company that was on non-accrual status, respectively. The amortized cost of investments on non-accrual status as of December 31, 2025 and December 31, 2024 was $7,185 and $2,981, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the straight-line method over each instrument’s term. Deferred financing costs related to a revolving credit facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4 % nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98 % of its ordinary income for each calendar year, (2) 98.20 %of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the year ended December 31, 2025, December 31, 2024 and for the period from February 7, 2023 (inception) through December 31, 2023, the Company accrued $0, $30 and $5 of U.S. federal excise tax, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in net assets resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes- Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company's consolidated financial statements.

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

For the year ended December 31, 2025, December 31, 2024, and for the period from February 7, 2023 (inception) through December 31, 2023, base management fees were $1,738, $1,119, and $72, and the Investment Adviser irrevocable agreed to waive $0, $786, and $72, respectively. As of December 31, 2025 and December 31, 2024, $516 and $333, respectively, was payable to the Investment Adviser relating to base management fees.

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

For the year ended December 31, 2025, December 31, 2024, and for the period from February 7, 2023 (inception) through December 31, 2023, there were $2,058, $1,485, and $0, respectively, income based incentive fees accrued, and the Investment Adviser irrevocably agreed to waive $0, $1,056, and $0, respectively. As of December 31, 2025 and December 31, 2024, $643 and $429, respectively, was payable to the Investment Adviser relating to income based incentive fees.

ii.
Incentive Fees based on Capital Gains

The second part of the incentive fee is determined on realized capital gains calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 12.5% of realized capital gains, if any, on a cumulative basis from the date of the Company’s election to be regulated as a BDC through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed not of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees (the “Cumulative Capital Gains”).

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

For the year ended December 31, 2025, December 31, 2024, and for the period from February 7, 2023 (inception) through December 31, 2023, capital gains incentive fees accrued to the Investment Adviser were $(104), $87, and $17, respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of December 31, 2025 and December 31, 2024, $0 and $103, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.

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

For the year ended December 31, 2025, December 31, 2024, and for the period from February 7, 2023 (inception) through December 31, 2023, the Company incurred $138, $64 and $5, respectively, of expenses under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, $13 and $4 respectively, was payable for administrative service fees.

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

For the year ended December 31, 2025, December 31, 2024, and for the period from February 7, 2023 (inception) through December 31, 2023, there were $25, $297, and $773, respectively, of Expense Payments under the Expense Support Agreement, which were recorded under Expense Support on the Consolidated Statements of Operations.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$455,963	$455,473	99.2%	$240,020	$240,817	99.6%
Second Lien Debt	1,416	1,416	0.3	—	—	—
Other Debt Investments	1,213	1,186	0.3	626	630	0.3
Equity	1,379	1,166	0.2	382	393	0.1
Total	$459,971	$459,241	100.0%	$241,028	$241,840	100.0%

The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	3.2%	1.1%
Automobile Components	1.1	1.5
Automobiles	2.5	2.2
Banks	0.6	0.0
Beverages	0.4	0.4
Biotechnology	—	2.3
Building Products	1.2	2.0
Chemicals	0.9	1.8
Commercial Services & Supplies	7.5	7.5
Construction & Engineering	2.1	1.8
Consumer Staples Distribution & Retail	0.8	1.4
Distributors	—	3.7
Diversified Consumer Services	5.1	5.3
Electrical Equipment	0.5	0.4
Electronic Equipment, Instruments & Components	1.8	0.3
Financial Services	3.9	2.4
Ground Transportation	2.3	0.6
Health Care Equipment & Supplies	1.2	0.9
Health Care Providers & Services	8.1	8.7
Health Care Technology	1.0	2.0
Industrial Conglomerates	1.8	0.9
Insurance Services	8.9	9.8
Interactive Media	0.8	0.0
IT Services	5.6	5.8
Life Sciences Tools & Services	1.2	2.4
Machinery	0.2	0.4
Multi-Utilities	2.3	3.5
Pharmaceuticals	1.1	0.0
Professional Services	9.7	9.9
Real Estate Management & Development	2.4	3.1
Software	18.7	17.4
Specialty Retail	0.2	0.5
Transportation Infrastructure	2.1	0.0
Wireless Telecommunication Services	0.8	0.0
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025				December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
United States	$449,338	$448,560	97.7%	203.0%	$236,922	$237,707	98.3%	164.9%
Canada	10,633	10,681	2.3	4.8	4,106	4,133	1.7	2.9
Total	$459,971	$459,241	100.0%	207.8%	$241,028	$241,840	100.0%	167.8%

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

Investment performance data utilized will be the most recently available as of the measurement date, which in many cases may reflect up to a one quarter lag in information.

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$12,350	$443,123	$455,473	$—	$11,493	$229,324	$240,817
Second Lien Debt	—	—	1,416	1,416	—	—	—	—
Other Debt Investments	—	—	1,186	1,186	—	—	630	630
Equity	—	—	1,166	1,166	—	—	393	393
Total Investments	$—	$12,350	$446,891	$459,241	$—	$11,493	$230,347	$241,840
Cash and cash equivalents	$4,790	$—	$—	$4,790	$5,289	$—	$—	$5,289
Unaffiliated money market fund	$15,344	$—	$—	$15,344	$—	$—	$—	$—

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$229,324	$—	$630	$393	$230,347
Purchases of investments(1)	253,203	1,361	454	950	255,968
Proceeds from principal repayments and sales of investments(2)	(34,404)	—	—	—	(34,404)
Accretion of discount/amortization of premium	666	—	1	—	667
Payment-in-kind	237	55	132	47	471
Net change in unrealized appreciation (depreciation)	(898)	—	(31)	(224)	(1,153)
Net realized gains (losses)	(754)	—	—	—	(754)
Transfers into/out of Level 3(3)	(4,251)	—	—	—	(4,251)
Fair value, end of period	$443,123	$1,416	$1,186	$1,166	$446,891
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2025	$(739)	$—	$(31)	$(224)	$(994)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2024:

	First Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$84,758	$—	$—	$84,758
Purchases of investments(1)	165,713	577	376	166,666
Proceeds from principal repayments and sales of investments(2)	(22,415)	—	—	(22,415)
Accretion of discount/amortization of premium	442	1	—	443
Payment-in-kind	166	48	6	220
Net change in unrealized appreciation (depreciation)	646	4	11	661
Net realized gains (losses)	14	—	—	14
Transfers into/out of Level 3(3)	—	—	—	—
Fair value, end of period	$229,324	$630	$393	$230,347
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2024	$559	$4	$11	$574

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2025 and December 31, 2024, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
				Range (1)		High
Asset Category	Fair Value	Valuation Technique (2)	Unobservable Input	Low	High	Weighted Average(3)
Investments in First Lien Debt	$443,104	Yield Analysis	Discount Rate	7.55%	14.20%	8.72%
	19	Market Approach	EBITDA Multiple			7.75x
Investments in Second Lien Debt	1,416	Market Approach	EBITDA Multiple			7.75x
Other Debt	689	Yield Analysis	Discount Rate			14.95%
	497	Market Approach	EBITDA Multiple			7.75x
Preferred Equity	151	Income Approach	Discount Rate			12.77%
	891	Market Approach	EBITDA Multiple	7.75x	15.43x	12.02x
Common Equity	124	Market Approach	EBITDA Multiple	7.75x	17.50x	15.48x
Total Investments	$446,891

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the year ended December 31, 2025, one preferred equity position with a fair value of $116 transitioned from an income approach to a market approach valuation technique.
(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2024
				Range (1)		High
Asset Category	Fair Value	Valuation Technique (2)	Unobservable Input	Low	High	Weighted Average(3)
First Lien Debt	$229,324	Yield Analysis	Discount Rate	7.92%	14.84%	9.48%
Other Debt	630	Yield Analysis	Discount Rate			9.42%
Preferred Equity	242	Income Approach	Discount Rate	14.80%	17.50%	16.44%
Common Equity	151	Market Approach	EBITDA Multiple	13.02x	14.8x	13.03x
Total Investments	$230,347

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Citibank Funding Facility	$261,700	$261,700	$105,600	$105,600

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	December 31, 2025			December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$400,000	$261,700	$138,300	$250,000	$105,600	$144,400

The Company’s summary information of its debt obligations was as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	For the period from February 7, 2023 (inception) through December 31, 2023
Weighted average interest rate(1) (3)	6.35%	7.85%	8.20%
Weighted average effective interest rate (2) (3)	6.77%	8.39%	15.05%
Weighted average debt outstanding (3)	$149,730	$64,349	$3,929

(1)
Excludes unused commitment fees and amortization of financing costs.
(2)
Excludes unused commitment fees.
(3)
Calculated for the period from December 4, 2023 (Citibank Funding Facility closing date) through December 31, 2024.

Citibank Funding Facility

On December 4, 2023, LGAM SPV LLC entered into a Credit and Security Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit and Security Agreement”) with LGAM SPV LLC, as the borrower, the lenders party thereto (the “Lenders”), Citibank, N.A. (“Citibank”), as the administrative agent for the Lenders, the Company, as the collateral manager and equityholder, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as document custodian, pursuant to which the Lenders have agreed to extend credit to LGAM SPV LLC in an aggregate principal amount up to $400 million at any one time outstanding (the “Citibank Funding Facility”).

The Citibank Funding Facility is a revolving funding facility with a reinvestment period ending October 30, 2028 and a final maturity date of October 31, 2030. Advances under the Citibank Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus a benchmark rate based on Term SOFR, SONIA, the EURIBOR Rate or Daily Compounded CORRA, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Credit and Security Agreement) or (b) a “base rate” (which is a rate per annum equal to the highest of a prime rate, the federal funds rate plus 0.50%, and the applicable benchmark for a three-month period plus 1.00%). The applicable margin with respect to advances under the Citibank Funding Facility is 1.90% (or 2.40% after the reinvestment period).

The obligations of LGAM SPV LLC under the Citibank Funding Facility are secured by all of the assets held by LGAM SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to LGAM SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of December 4, 2023 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and LGAM SPV LLC, entered into in connection with the Citibank Funding Facility. Under the Agreements, the Company and LGAM SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary affirmative and negative covenants and events of default for revolving funding facilities of this nature. As of December 31, 2025, the Company was in compliance with all covenants and other requirements of the Citibank Funding Facility.

The summary information of the Citibank Funding Facility is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	For the period from February 7, 2023 (inception) through December 31, 2023
Borrowing interest expense	$9,638	$5,137	$25
Facility unused commitment fees	743	708	76
Amortization of deferred financing costs	636	350	21
Total	$11,017	$6,195	$122

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had $121,809 and $48,673, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans, respectively.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	December 31, 2025	December 31, 2024	For the period from February 7, 2023 (inception) through December 31, 2023
Net distributable earnings (losses), beginning of period	$1,622	$192	$—
Net investment income (loss)	14,533	11,640	692
Net realized gain (loss)	(940)	13	-
Net unrealized appreciation (depreciation)	(1,541)	679	132
Dividends declared	(15,286)	(10,962)	(638)
Tax reclassification of unitholders' equity	26	60	6
Net distributable earnings (losses), end of period	$(1,586)	$1,622	$192

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the years ended December 31, 2025 and December 31, 2024:

Unit Issuance Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
April 01, 2025	156,200	3,144
May 01, 2025	104,734	2,103
June 01, 2025	78,354	1,570
July 01, 2025	747,037	14,993
August 01, 2025	237,133	4,757
September 01, 2025	502,254	10,075
October 01, 2025	455,191	9,131
November 01, 2025	515,804	10,332
December 01, 2025	513,689	10,267
Total	3,984,611	$80,024

For the Year Ended December 31, 2024
January 01, 2024	166,242	$3,331
February 01, 2024	273,008	5,477
March 01, 2024	181,929	3,661
April 01, 2024	221,212	4,453
May 01, 2024	202,466	4,078
June 01, 2024	195,918	3,962
July 01, 2024	265,989	5,367
August 01, 2024	267,484	5,401
September 01, 2024	181,120	3,668
October 01, 2024	224,139	4,539
November 01, 2024	234,669	4,755
December 01, 2024	436,434	8,855
Total	2,850,610	$57,547

The following table summarizes the Company’s distributions declared and payable for the years ended December 31, 2025 and December 31, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
For the Year Ended December 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
April 25, 2025	April 30, 2025	May 05, 2025	0.1510
May 22, 2025	May 31, 2025	June 04, 2025	0.1505
June 18, 2025	June 30, 2025	July 03, 2025	0.1420
July 24, 2025	July 31, 2025	August 05, 2025	0.1380
August 21, 2025	August 31, 2025	September 03, 2025	0.1379
September 22, 2025	September 30, 2025	October 03, 2025	0.1379
October 23, 2025	October 31, 2025	November 05, 2025	0.1379
November 20, 2025	November 30, 2025	December 03, 2025	0.1377
December 22, 2025	December 31, 2025	January 06, 2026	0.1416
Total Distributions			$1.7430

For the Year Ended December 31, 2024
January 29, 2024	January 31, 2024	February 05, 2024	$0.1503
February 27, 2024	February 29, 2024	March 05, 2024	0.1505
March 25, 2024	March 31, 2024	April 04, 2024	0.1551
April 25, 2024	April 30, 2024	May 03, 2024	0.1552
May 28, 2024	May 31, 2024	June 05, 2024	0.1553
June 25, 2024	June 28, 2024	July 03, 2024	0.2304	(1)
July 25, 2024	July 31, 2024	August 05, 2024	0.1556
August 27, 2024	August 31, 2024	September 05, 2024	0.1556
September 24, 2024	September 30, 2024	October 03, 2024	0.1561
October 25, 2024	October 31, 2024	November 05, 2024	0.1561
November 25, 2024	November 29, 2024	December 04, 2024	0.1562
December 23, 2024	December 31, 2024	January 06, 2025	0.1564
Total Distributions			$1.9328

(1)
Includes a special distribution of $0.0745 per unit

Distribution Reinvestment Plan

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”). As a result, if the Company declares a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Units. Unitholders who receive distributions in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any application taxes.

The Company did not issue any Units pursuant to the DRIP plan for the years ended December 31, 2025 and December 31, 2024.

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

For the years ended December 31, 2025 and December 31, 2024, no Units were repurchased.

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings(loss) per Unit:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from February 7, 2023 (inception) through December 31, 2023
Numerator-net increase (decrease) in Members' Capital from operations	$12,052	$12,332	$824
Denominator-weighted average Units outstanding	8,829,196	5,674,105	4,251,250
Basic and diluted earnings (loss) per Unit	$1.37	$2.17	$0.19

(10)
INCOME TAXES

For income tax purposes, distributions made to holders of the Company’s unitholders are reported as ordinary income, capital gains, or a combination thereof. The tax character of distributions made for the year ended December 31, 2025, December 31, 2024, and for the period from February 7, 2023 (inception) through December 31, 2023, were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from February 7, 2023 (inception) through December 31, 2023
Distributions paid from:
Ordinary income (including net short-term capital gains)	$15,285	$10,962	$638
Net long-term capital gains	1	—	—
Total taxable distributions	$15,286	$10,962	$638

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

For the year ended December 31, 2025, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to holders of the Company’s Units in 2026. The amount carried forward to 2026 is estimated to be approximately $84, of which $84 is expected to be ordinary income and $0 is expected to be capital gains, although these amounts will not be finalized until the 2025 tax returns are filed in 2026.

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

The book-to-tax differences relating to distributions made to the Company’s holders of Units resulted in reclassifications among certain capital accounts as follows:

	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Paid-in capital in excess of par value	$(26)	$(60)	$(6)
Net distributable earnings (accumulated losses)	$26	$60	$6

The cost and unrealized gain (loss) on the Company’s consolidated financial instruments, as calculated on a tax basis, at December 31, 2025 and December 31, 2024 were as follows:

	As of December 31, 2025	As of December 31, 2024	As of December 31, 2023
Gross unrealized appreciation	$1,735	$1,737	$450
Gross unrealized depreciation	(2,464)	(925)	(318)
Net unrealized appreciation (depreciation)	$(729)	$812	$132
Tax cost of investments at year end	$459,971	$241,028	$99,614

At December 31, 2025, the Company had available for federal income tax purposes unused capital losses of approximately $942, of which $52 are short term and $890 are long term, that do not have an expiration date.

To the extent that capital loss carryforwards are used to offset any future capital gains realized, no capital gains tax liability will be incurred by the Company for gains realized and not distributed. To the extent that capital gains are offset, such gains will not be distributed to the shareholders.

(11)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the period from February 7, 2023 (inception) through December 31, 2023
Per Unit Data:(1)
Net asset value, beginning of period	$20.29	$20.04	$20.00
Net investment income (loss)	1.65	2.05	0.16
Net unrealized and realized gain (loss)(2)	(0.27)	0.13	0.03
Net increase (decrease) in net assets resulting from operations	1.38	2.18	0.19
Dividends declared	(1.74)	(1.93)	(0.15)
Total increase (decrease) in net assets	(0.36)	0.25	0.04
Net asset value, end of period	$19.93	$20.29	$20.04
Units outstanding, end of period	11,086,471	7,101,860	4,251,250
Weighted average Units outstanding	8,829,196	5,674,105	4,251,250
Total return based on net assets (3)	7.10%	11.37%	0.95%
Ratio/Supplemental Data:
Members' capital, end of period	$220,918	$144,128	$85,211
Ratio of expenses before waivers to average members' capital(4)	9.12%	8.70%	3.72%
Ratio of net expenses to average members' capital(4)	9.10%	6.84%	1.80%
Ratio of net investment income to average members' capital(4)	8.17%	10.13%	9.88%
Asset coverage ratio(5)	184.00%	236.00%	487.00%
Portfolio turnover rate	10.49%	15.43%	0.17%

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
(4)
Amounts for the period from February 7, 2023 (inception) through December 31, 2023, are annualized except for incentive fees, organization and offering costs and expense support.
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

January Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 773,332 Units for an aggregate offering price of $15.4 million effective January 1, 2026.

On January 26, 2026, the Board of Directors of the Company declared a distribution to unitholders of record in the amount of $0.1412 per unit and payable on February 04, 2026 as of January 31, 2026.

February Issuances and Distribution Declarations

Pursuant to the Company’s continuous private offering, the Company issued approximately 526,732 Units for an aggregate offering price of $10.5 million effective February 1, 2026.

On February 26, 2026, the Board of Directors of the Company declared a distribution to unitholders of record in the amount of $0.1411 per unit and payable on March 4, 2026 as of February 28, 2026.

Citibank Funding Facility Amendment

On January 15, 2026, the Company increased the Citibank Funding Facility amount from $400.0 million to $500.0 million. The other material terms of the Citibank Funding Facility remain unchanged.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

Attestation Report of the Registered Public Accounting Firm

The independent registered public accounting firm that audited our consolidated financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors oversees our management. Our Board of Directors currently consists of six members, four of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Our Board of Directors elects our officers, who serve at the discretion of our Board of Directors. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board of Directors has also established an Audit Committee and a Nominating and Corporate Governance Committee (the "NCG Committee") and may establish additional committees in the future.

Board of Directors and Executive Officers

Directors

Under our LLC Agreement, the Board of Directors is composed of six directors, unless increased or decreased by a majority of the directors. To the extent required by the 1940 Act, at any time when there are outstanding preferred units, the preferred unitholders shall have the right, as a class, to elect two additional directors to the Board of Directors. Each director will hold office until his or her death, resignation, retirement, disqualification or removal. Information regarding our Board of Directors is as follows:

Name	Age	Position(s) held with the Company and Term of Office
Interested Directors
David N. Miller	49	Chair of the Board of Directors since 2023
Michael Occi	42	Chief Executive Officer and Director since 2025
Independent Directors
Joan Binstock	72	Director since 2023
Bruce Frank	71	Director since 2023
Adam Metz	64	Director since 2023
Kevin Shannon	70	Director since 2023

The address for each of our directors is c/o LGAM Private Credit LLC, 1585 Broadway, New York, NY 10036.

Executive Officers Who Are Not Directors

Name	Age	Position(s) held with the Company
Orit Mizrachi	53	Co-President since 2025, Chief Operating Officer since 2023
Ashwin Krishnan	50	Chief Investment Officer since 2025
Jeffrey Day	48	Co-President since 2025
David Pessah	40	Chief Financial Officer since 2023
Hope Brown	52	Chief Compliance Officer since 2026

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

Michael Occi has served as our Chief Executive Officer and a member of our Board of Directors since July 2025 and serves in the same capacity for each of the other MS BDCs. Mr. Occi previously served as our President from January 2025 until his appointment as Chief Executive Officer and as our Chief Administrative

Officer from January 2023 until his appointment as the Company’s President. Mr. Occi has been a Managing Director of MSIM since April 2022. Mr. Occi joined Morgan Stanley in 2006. Prior to joining MSIM, Mr. Occi served as Head of Financial Institutions Equity Capital Markets between May 2019 and April 2022. Previously, Mr. Occi held a variety of other roles within Equity Capital Markets as well as in the financial institutions coverage areas in Fixed Income Capital Markets and in the Investment Banking Division. Mr. Occi graduated magna cum laude from Georgetown University, with a BA in Finance and Accounting.

Independent Directors

Joan Binstock has served as a member of our Board of Directors and Chair of our Nominating and Corporate Governance Committee since November 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Ms. Binstock has served as an Advisor at Lovell Minnick Partners, LLC since July 2018, where she is responsible for assisting the firm on deal and operational due diligence activities across all portfolio companies. In addition, she has been a director of the Brown Brothers Harriman US Mutual Funds since September 2019, a member of the board of directors and the Audit Chair of KKR Real Estate Select Trust, Inc., a closed-end management investment company that has elected to be treated as a real estate investment trust, since August 2020, a member of the board of directors of Confluence Technologies, Inc. since April 2023 and a member of the board of directors and Audit Chair of The 2023 ETF Series Trust since 2023. Ms. Binstock served as a Director of SimCorp A/S from April 2018 to March 2023. Ms. Binstock was a Partner at Lord, Abbett & Co. LLC from 2000 to March 2018, where she served as the Chief Financial Officer. Previously, Ms. Binstock was the Chief Operating Officer at Morgan Grenfell Asset Management. Prior to that, she was a Principal and National Director of the Regulatory and Risk Management Practice at Ernst & Young LLP, the Chief Administrative Officer at BEA/Credit Suisse, and the Chief Administrative Officer of the Capital Markets Group at Goldman Sachs. She served as a Member of the Association of Institutional Investors Board of Directors and was a Member of the Global Board of Managers of Omgeo LLC until January 2018. Ms. Binstock is on the board of the Duke School of Medicine Board of Visitors and previously served on the board of the Greyston Foundation, each of which is a nonprofit organization. Ms. Binstock is a licensed Certified Public Accountant. She holds a M.B.A. from New York University and a B.A. from the University of Binghamton. Ms. Binstock’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Ms. Binstock is qualified to serve as a Director.

Bruce D. Frank has served as a member of our Board of Directors and Chair of the Audit Committee since November 2023 and has served in the same capacity for each of the other MS BDCs since their formation. Mr. Frank previously served on the board of directors of Landsea Homes Corporation, a single family home builder, from January 2015 to July 2025, the board of directors of VEREIT, Inc., a real estate operating company, from July 2014 to March 2017 and the board of directors of ACRE Realty Investors Inc., a real estate investment and operating company, from November 2014 to December 2018. Mr. Frank was a Senior Partner at Ernst & Young LLP’s real estate practice within the assurance service line from April 1997 through June 2014. Prior to joining Ernst & Young LLP, Mr. Frank worked at KPMG LLP, a public accounting firm, for 17 years. He has over 35 years of experience providing assurance services to prominent public and private owners, investors and developers, both domestically and globally. His extensive experience has included working on initial public offerings and assisting acquirers in consummating acquisition transactions. Mr. Frank received a Bachelor of Science degree in Accounting from Bentley College, is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank’s past experience as an accountant led our Nominating and Corporate Governance Committee to conclude that Mr. Frank is qualified to serve as a Director.

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

Kevin Shannon has served as a member of our Board of Directors since November 2023 and has also served as a member of the board of directors of each of the other MS BDCs since their formation. Mr. Shannon also serves on the Advisory Committee of Efferent Health, LLC., a private healthcare startup venture in the medical imaging and data base management field. Mr. Shannon previously served as the Chief Financial Officer of the Harvard Management Company, Inc., the investment advisor for Harvard University’s general investment account, from September 2009 to April 2020. Mr. Shannon served on the Operating Committee from September 2009 to December 2018 and chaired the Valuation Committee from June 2015 to December 2017. In addition, since December 2016, he has overseen both investment and operations of Harvard University’s Trust & Gifts Group. Prior to joining Harvard Management Company, Inc., Mr. Shannon was the Chief Financial Officer and an Executive Vice President at Moore Capital Management, LLC, a large multi-strategy private investment company, where he worked for 15 years. During his tenure he was responsible for all treasury functions and served as a member of the board of directors, Risk Committee, and Valuation Committee. Mr. Shannon served two consecutive terms on the board of directors of the Managed Funds Association, a group representing the global alternative investment industry and its investors and was a member of its Executive Committee as Vice Chairman and Treasurer. Prior to Moore Capital Management, LLC, he was a senior executive at Lehman Brothers where he served as Senior Vice President and Chief Financial Officer of Lehman’s derivative products subsidiary and earlier as Director of Firm Trading Accounting and Controls. Prior to joining Lehman Brothers, Mr. Shannon began his career as an auditor at KPMG LLP, serving financial services clients. Mr. Shannon served a two-year tenure as a part time adjunct lecturer with Baruch College’s Department of Accounting. Mr. Shannon takes an active role in his community; he served on the board of Help for Children for 20 years until December 31, 2023 and was formerly a member of the Audit and Executive Committees, and he is currently a member of the Boston Economics Club. Mr. Shannon received his Bachelor of

Science degree, magna cum laude, from New York University and an M.B.A. from Fairleigh Dickinson University. Mr. Shannon’s investing experience and experience as a senior executive officer in several finance companies led our Nominating and Corporate Governance Committee to conclude that Mr. Shannon is qualified to serve as a Director.

Executive Officers Who Are Not Directors

Orit Mizrachi was appointed as our Chief Operating Officer in November 2023 and Co-President in July 2025 and serves in the same capacity for each of the other MS BDCs. Ms. Mizrachi has been a Managing Director of IM since January 2023 and previously served as an Executive Director of IM from April 2019 to December 2022. Prior to joining Morgan Stanley in April 2019, Ms. Mizrachi held various senior positions at The Carlyle Group from 2010 to 2018, including the Chief Operating Officer of the direct lending platform and The Carlyle Group’s BDCs as well as serving as interim Chief Financial Officer of The Carlyle Group’s BDCs from September 2014 through March 2015. Prior to joining The Carlyle Group in 2010, Ms. Mizrachi worked in the hedge fund industry as a chief financial officer and controller. Ms. Mizrachi started her career in public accounting as an auditor. Ms. Mizrachi has a Bachelor of Science in Accounting.

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

Jeffrey Day was appointed as our Co-President in July 2025 and has served in the same capacity for each of the other MS BDCs. Mr. Day has been a Managing Director of Morgan Stanley IM since 2019 and has more than 25 years of private credit experience. Prior to joining Morgan Stanley, Mr. Day was a Managing Director at Madison Capital Funding (now known as ApogemCapital) and was involved in sponsor coverage, capital markets, and fundraising. Prior to Madison Capital, he worked in various underwriting, portfolio management, capital markets and relationship management roles at JP Morgan Chase, CapitalSourceFinance, and GE Capital. Mr. Day earned a BBA in Finance from the Goizueta Business School at Emory University and his MBA in Finance and Management & Strategy from the J.L. Kellogg School of Management at Northwestern University.

Ashwin Krishnan was appointed Chief Investment Officer in July 2025 and serves in the same capacity for each of the other MS BDCs. Mr. Krishnan has been a part of the Morgan Stanley Private Credit platform since its inception in 2009 and has been a member of the investment committee of the Adviser since 2019. Mr. Krishnan is Head of North America Private Credit and Portfolio Manager of the Opportunistic Credit strategy at MSIM. He joined Morgan Stanley in 2003 and has more than 22 years of experience. Prior to joining Morgan Stanley, Mr. Krishnan was in the Communications Investment Banking group at UBS. Mr. Krishnan holds an M.S. in Engineering from Columbia University and a B.S. in Industrial Engineering from Bangalore University, India.

Hope Brown was appointed as our Chief Compliance Officer in January 2026 and serves in the same capacity for each of the other MS BDCs. In addition, Ms. Brown also serves as an Executive Director and Chief Compliance Officer for the Calvert Funds, which are open-end investment companies registered under the 1940 Act, as amended, and managed by a wholly owned subsidiary of Morgan Stanley (“Calvert Funds”). Ms. Brown joined the Calvert Funds in 2014 and is responsible for all aspects of the Calvert Funds’ compliance program including the development and administration of Calvert Funds’ policies and procedures, and the oversight of the Calvert Funds’ primary service providers. In addition, Hope is also the Global Head of ESG Compliance Advisory for Morgan Stanley Investment Management. Prior to joining the Calvert Funds, Ms. Brown was associated with Wilmington Trust Investment Advisors, Inc. where she served as Vice President, Chief Compliance Officer for the Wilmington Funds. Prior to that, she spent five years as an Assistant Vice President, Risk Management and Compliance Lead Manager, at T. Rowe Price Associates, Inc. Ms. Brown is the co-chair of the Investment Company Institute Chief Compliance Officer Committee. She also currently serves on the Board of Directors of the National Society of Compliance Professionals and University System of Maryland Foundation. Ms. Brown graduated cum laude with a BA in English from the University of Maryland, College Park.

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

Nominating and Corporate Governance Committee

The members of the NCG Committee are Ms. Binstock and Messrs. Frank, Metz and Shannon, each of whom is not considered an “interested person” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. Ms. Binstock serves as Chair of the NCG Committee. The NCG Committee operates pursuant to a charter approved by our Board of Directors. The NCG Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board of Directors, selecting qualified nominees to fill any vacancies on our Board of Directors or a committee of the Board of Directors (consistent with criteria approved by our Board of Directors), developing and recommending to our Board of Directors a set of corporate governance principles applicable to us and overseeing the evaluation of our Board of Directors and our management.

The NCG Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. The NCG Committee believes that the consideration of many factors in selecting director nominees is consistent with the NCG Committee’s goal of creating a Board that best serves our needs and the interests of our unitholders.

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

Investment Committee

The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions and it is comprised of senior investment professionals of IM and is chaired by Ashwin Krishnan, our Chief Investment Officer. The Investment Committee also serves as the investment committee for the other MS BDCs. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.

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

The members of the Investment Committee are: David N. Miller, Ashwin Krishnan, Jeffrey Day, David Kulakofsky, Michael Occi, Henry ‘Hank’ D’Alessandro, Toby Norris, Rebecca Shaoul and Jon Spivak.

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

We are also authorized to pay reasonable out of pocket expenses for each Independent Director incurred in connection with the fulfillment of his or her duties as Independent Directors.

We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board of Directors reviews and determines the compensation of the Independent Directors.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2025. No compensation is paid by the Company to any interested director of the Company.

	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Joan Binstock	$25,000	$418,750
Bruce Frank	$27,500	$465,625
Adam Metz	$25,000	$418,750
Kevin Shannon	$25,000	$418,750

(1)
The “Fund Complex” consists of the Company, Morgan Stanley Direct Lending Fund, North Haven Private Income Fund LLC, North Haven Private Income Fund A LLC, T Series Middle Market Loan Fund LLC and SL Investment Fund II LLC.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Timing of Grants of Options

We did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth certain information as of March 4, 2026 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Percentage of Units outstanding
Name and address	Type of ownership	Units owned	Percentage
Joan Binstock	—	—	—
Bruce Frank	—	—	—
Jeffrey Day	—	—	—
Adam Metz
David N. Miller	—	—	—
Ashwin Krishnan
Kevin Shannon	—	—	—
Orit Mizrachi	—	—	—
Michael Occi	—	—	—
David Pessah	—	—	—
Hope Brown	—	—	—
All directors and officers as a group (11 persons)	—	—	—

Item 13. Certain Relationships and Related Transactions and Director Independence

Investment Advisory Agreement

We entered into an Investment Advisory Agreement with our Investment Adviser on December 1, 2023. Pursuant to the Investment Advisory Agreement, we pay our Investment Adviser a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee. The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by a majority of our unitholders or our Independent Directors. The Investment Advisory Agreement was most recently renewed in August 2025.

Administration Agreement

We entered into the Administration Agreement on December 1, 2023 with our Administrator who provides us with office space, office services and equipment. Under the Administration Agreement, our Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology, internal audit and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our unitholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our unitholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administration Agreement was most recently renewed in August 2025.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support Agreement with the Adviser on December 1, 2023. The Adviser may elect to pay expenses on the Company’s behalf, provided that no portion of an Expense Payment will be used to pay any of our interest expense. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. No reimbursement payment for any calendar month will be made if our Operating Expense Ratio (as defined below) at the time of such reimbursement payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such reimbursement payment relates. “Operating Expense Ratio” is calculated by dividing all of our operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies, less organizational and offering expenses, base management and incentive fees owed to the Adviser and interest expense, by our average net assets. For more information, see “Item 1. Business—Expense Support and Conditional Reimbursement Agreement.”

The Expense Support Agreement may require the Company to repay the Investment Adviser for previously waived reimbursement of expense payments under certain circumstances. The previously waived expenses are potentially subject to repayment by the Company, if at all, within a period not to exceed three years from the date of the relevant waiver. Any reimbursement of an Expense Payment to the Adviser of expenses paid on the Company’s behalf would ultimately be borne by our unitholders.

Director Independence

The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board of Directors is required to complete an independence questionnaire designed to provide information to assist our Board of Directors in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board of Directors has determined that each of our directors, other than Messrs. Miller and Occi, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board of Directors, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an Independent Director to change. Our Board of Directors limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to Independent Directors.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company for the year ended December 31, 2025.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2025	$165,000	$30,000	$—	$—
2024	$145,000	$—	$—	$30,000

(1)
“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)
“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)
“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2025, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this report

The following documents are filed as part of this annual report:

•
Financial Statements – Financial statements are included in Item 8. See the table of contents to the consolidated financial statements on page 70 of this annual report on Form 10-K.
•
Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
•
Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

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

10.9

Credit and Security Agreement dated as of December 4, 2023, among LGAM SPV LLC, as Borrower, the Lenders party thereto, and Citibank, N.A., as Administrative Agent, LGAM Private Credit LLC, as Collateral Manager and Equityholder, U.S. Bank Trust Company, National Association, as Document Custodian (Incorporated by reference to Company’s Annual Report on Form 10-K, filed on March 6, 2024).

10.10

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

10.11

Amendment No. 2 to Credit and Security Agreement, dated as of December 6, 2024, among LGAM Financing SPV LLC, as Borrower, LGAM Private Credit LLC, as Collateral Manager and Equityholder, the Lenders party thereto, Citibank, N.A., as Administrative Agent, U.S. Bank Trust Company, National Association, as Collateral Agent and Collateral Administrator, and U.S. Bank National Association, as Document Custodian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company on December 12, 2024 (File No. 814-01674)).

10.12

Amendment No. 3 to Credit and Security Agreement, dated October 30, 2025, among LGAM Financing SPV LLC, as Borrower, LGAM Private Credit LLC, as Collateral Manager and Equityholder, the Lenders party thereto, Citibank, N.A., as Administrative Agent, U.S. Bank Trust Company, National Association, as Collateral Agent, and Collateral Administrator, and U.S. Bank National Association, as Document Custodian (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed by the Company on November 4, 2025 (File No. 814-01674)).

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

19.1	Insider Trading Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed by the Company on March 5, 2025 (File No. 814-01674)).
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LGAM Private Credit LLC
Dated: March 4, 2026	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2026	By:	/s/ Michael Occi
Michael Occi Director and Chief Executive Officer (Principal Executive Officer)

Dated: March 4, 2026	By:	/s/ David Pessah
David Pessah Chief Financial Officer (Principal Financial Officer)

Dated: March 4, 2026	By:	/s/ David Miller
David Miller Chairman of the Board of Directors

Dated: March 4, 2026	By:	/s/ Joan Binstock
Joan Binstock Director

Dated: March 4, 2026	By:	/s/ Bruce Frank
Bruce Frank Director

Dated: March 4, 2026	By:	/s/ Kevin Shannon
Kevin Shannon Director

Dated: March 4, 2026	By:	/s/ Adam Metz
Adam Metz Director