Form 10-Q
period 2026-03-31
LGAM Private Credit LLC
filed 2026-05-14
CIK 1983514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of the registrant’s Common Units outstanding at May 14, 2026 was 12,355,173.

LGAM Private Credit LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Part I. Financial Statements

Item 1. Consolidated Financial Statements (unaudited)

LGAM Private Credit LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $509,311 and $457,643)	$505,370	$457,113
Non-controlled/affiliated investments, at fair value (amortized cost of $1,398 and $2,328 )	900	2,128
Total investments, at fair value (amortized cost of $510,709 and $459,971)	506,270	459,241
Cash and cash equivalents	11,507	4,790
Investments in unaffiliated money market fund (cost of $9,109 and $15,344 )	9,109	15,344
Deferred financing costs	4,331	3,860
Interest and dividend receivable from non-controlled/non-affiliated investments	2,419	2,803
Interest and dividend receivable from non-controlled/affiliated investments	30	40
Receivable for investments sold/repaid	171	1,816
Other assets	206	87
Total assets	534,043	487,981

Liabilities
Debt	274,700	261,700
Payable for units repurchased	10,881	—
Payable to affiliates (Note 3)	123	29
Distributions payable	1,820	1,570
Management fees payable	490	516
Interest and financing cost payable	2,495	2,262
Income based incentive fees payable	598	643
Accrued expenses and other liabilities	368	343
Total liabilities	291,475	267,063

Commitments and contingencies (Note 7)

Members' Capital
Common units, par value $0.001 per share (12,355,173 and 11,086,471 units issued and outstanding)	13	11
Paid-in capital in excess of par value	247,922	222,493
Net distributable earnings (accumulated losses)	(5,367)	(1,586)
Total members' capital	$242,568	$220,918
Total liabilities and members' capital	$534,043	$487,981
Net asset value per unit	$19.63	$19.93

The accompanying notes are an integral part of these consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,234	$6,250
Payment-in-kind income	219	53
Dividend income	22	3
Other income	170	124
From non-controlled/affiliated investments:
Interest income	3	12
Payment-in-kind income	29	6
Other income	1	—
Total investment income	10,678	6,448
Expenses:
Interest and other financing expenses	4,107	2,297
Management fees	600	373
Income based incentive fees	708	414
Capital gains incentive fees	—	(92)
Professional fees	268	329
Directors' fees	26	26
Administrative service fees	80	50
General and other expenses	45	63
Total expenses	5,834	3,460
Expense support (Note 3)	(100)	—
Management fees waiver (Note 3)	(110)	—
Income based incentive fees waiver (Note 3)	(110)	—
Net expenses	5,514	3,460
Net investment income (loss)	5,164	2,988

Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	7	(755)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(3,411)	(5)
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(298)	19
Translation of assets and liabilities in foreign currencies	—	2
Net unrealized appreciation (depreciation)	(3,709)	16
Net realized and unrealized gain (loss)	(3,702)	(739)
Net increase (decrease) in members' capital resulting from operations	$1,462	$2,249

Earnings (loss) per unit (basic and diluted):	$0.12	$0.30
Weighted average units outstanding (basic and diluted)	12,379,077	7,495,293

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Members' capital at beginning of period:	$220,918	$144,128
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	5,164	2,988
Net realized gain (loss)	7	(755)
Net change in unrealized appreciation (depreciation)	(3,709)	16
Net increase (decrease) in members’ capital resulting from operations	1,462	2,249

Distributions to unitholders from:
Distributable earnings	(5,243)	(3,512)
Total distributions to unitholders	(5,243)	(3,512)

Capital transactions:
Issuance of common units	36,312	13,652
Repurchased units	(10,881)	—
Net increase (decrease) in members' capital resulting from capital transactions	25,431	13,652
Total increase (decrease) in members' capital	21,650	12,389
Members' capital at end of period	$242,568	$156,517
Distributions per unit	$0.42	$0.47

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$1,462	$2,249
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	3,709	(14)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	—	(2)
Net realized (gain) loss on investments	(7)	755
Investments in unaffiliated money market fund, net	6,235	(6,716)
Net accretion of discount and amortization of premium on investments	(193)	(148)
Payment-in-kind interest and dividend capitalized	(234)	(47)
Amortization of deferred financing costs	227	149
Purchases of investments and change in payable for investments purchased	(54,797)	(34,267)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	6,138	7,892
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	383	17
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	10	—
(Increase) decrease in other assets	(119)	(372)
(Decrease) increase in payable to affiliates	94	96
(Decrease) increase in management fees payable	(26)	40
(Decrease) increase in incentive fees payable	(45)	(107)
(Decrease) increase in interest payable	233	29
(Decrease) increase in accrued expenses and other liabilities	25	(170)
Net cash provided by (used in) operating activities	(36,905)	(30,616)

Cash flows from financing activities:
Borrowings on debt	38,000	25,000
Repayments on debt	(25,000)	(4,000)
Deferred financing costs paid	(698)	(14)
Distributions paid	(4,992)	(3,411)
Proceeds from issuance of Common units	36,312	13,652
Net cash provided by (used in) financing activities	43,622	31,227
Net increase (decrease) in cash and cash equivalents	6,717	611
Cash and cash equivalents at beginning of period	4,790	2,187
Cash and cash equivalents at end of period	$11,507	$2,798

Supplemental information and non-cash activities:
Excise tax paid	$—	$27
Interest expense paid	$3,645	$2,120
Distributions payable	$1,820	$1,212
Accrued but unpaid repurchases of common units	$10,881	$—
Non-cash purchases of investments	$—	$(2,226)
Non-cash sales of investments	$—	$2,226

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	8,547	$8,467	$8,462	3.49%
AA&D Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	1,998	1,979	1,978	0.82
AA&D Midco, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.40%	11/29/2030	491	479	478	0.20
Jonathan Acquisition Company	(5) (6) (9)	First Lien Debt	S +	4.50%	8.20%	11/12/2029	3,555	3,506	3,492	1.44
Jonathan Acquisition Company	(5) (6) (14)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	44	38	36	0.01
ManTech International CP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	09/14/2029	2,630	2,630	2,630	1.08
ManTech International CP	(5) (7)	First Lien Debt	S +	4.50%	8.17%	09/14/2029	38	37	38	0.02
ManTech International CP	(5) (7) (14)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	—	—	0.00
								17,136	17,114	7.06
Automobile Components
OEConnection, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	1,493	1,486	1,459	0.60
OEConnection, LLC	(5) (8) (14)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	—	(2)	(20)	(0.01)
OEConnection, LLC	(5) (8) (14)	First Lien Debt	S +	4.50%	8.18%	12/23/2032	—	(1)	(5)	0.00
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.31%	08/05/2028	2,979	2,942	2,897	1.19
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.31%	08/05/2028	655	648	637	0.26
Sonny's Enterprises, LLC	(5) (6) (14)	First Lien Debt	S +	5.50%	9.31%	08/05/2027	464	459	448	0.18
								5,532	5,416	2.23
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	1,508	1,489	1,497	0.62
COP Collisionright Parent, LLC	(5) (6) (14)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	975	958	959	0.40
COP Collisionright Parent, LLC	(5) (6) (14)	First Lien Debt	S +	4.75%	8.42%	01/29/2030	34	31	32	0.01
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	4,029	3,996	4,029	1.66
Drivecentric Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(2)	—	0.00
Drivecentric Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.19%	08/15/2031	—	(4)	—	0.00
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	2,749	2,731	2,701	1.11
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	2,204	2,187	2,165	0.89
Vehlo Purchaser, LLC	(5) (7) (14)	First Lien Debt	S +	5.50%	9.17%	05/24/2028	—	(5)	(14)	(0.01)
								11,381	11,369	4.69
Banks
Computer Services, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	2,703	2,690	2,669	1.10
Computer Services, Inc.	(5) (6) (14)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	(3)	(16)	-0.01
								2,687	2,653	1.09
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	1,876	1,859	1,829	0.75
Vamos Bidco, Inc.	(5) (8) (14)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(3)	(20)	(0.01)
Vamos Bidco, Inc.	(5) (8) (14)	First Lien Debt	S +	4.75%	8.45%	01/30/2032	—	(2)	(6)	0.00
								1,854	1,803	0.74
Building Products

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	5,220	5,218	5,213	2.15
Project Potter Buyer, LLC	(5) (6) (14)	First Lien Debt	S +	5.25%	8.95%	04/23/2027	—	—	—	0.00
								5,218	5,213	2.15
Chemicals
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	3,394	3,347	3,027	1.25
Tank Holding Corp.	(7) (9)	First Lien Debt	S +	5.75%	9.55%	03/31/2028	969	954	864	0.36
								4,301	3,891	1.60
Commercial Services & Supplies
Astra Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	4,500	4,467	4,500	1.86
Astra Service Partners, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	11/26/2032	296	290	296	0.12
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	3,220	3,181	3,220	1.33
AWP Group Holdings, Inc.	(5) (6) (14)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	719	711	719	0.30
AWP Group Holdings, Inc.	(5) (6) (14)	First Lien Debt	S +	4.50%	8.17%	12/23/2030	344	337	344	0.14
Consor Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	682	677	682	0.28
Consor Intermediate II, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	—	(1)	—	0.00
Consor Intermediate II, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	05/12/2031	31	30	31	0.01
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	2,788	2,765	2,778	1.15
CRCI Longhorn Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(3)	(3)	—
CRCI Longhorn Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	08/27/2031	—	(4)	(2)	—
EnergySolutions, LLC	(8)	First Lien Debt	S +	3.25%	6.92%	09/20/2030	819	820	821	0.34
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	578	576	578	0.24
Firebird Acquisition Corp, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	185	184	185	0.08
Firebird Acquisition Corp, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.67%	02/02/2032	—	—	0	0.00
Hercules Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	12/15/2028	2,008	1,998	1,988	0.82
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	4,543	4,506	4,524	1.87
HSI Halo Acquisition, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	06/30/2031	45	44	44	0.02
HSI Halo Acquisition, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	06/28/2030	—	—	—	0.00
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	2,723	2,698	2,703	1.11
Railpros Parent, LLC	(5) (7) (14)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	253	248	246	0.10
Railpros Parent, LLC	(5) (7) (14)	First Lien Debt	S +	4.25%	7.92%	05/24/2032	0	(4)	(3)	—
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	3,182	3,155	3,142	1.30
Routeware, Inc.	(5) (6) (14)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	347	339	328	0.14
Routeware, Inc.	(5) (6) (14)	First Lien Debt	S +	5.25%	8.94%	09/18/2031	68	66	64	0.03
Tamarack Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	1,814	1,810	1,805	0.74
Tamarack Intermediate, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	607	596	597	0.25
Tamarack Intermediate, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	03/12/2029	0	(1)	(3)	0.00
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	3,225	3,196	3,176	1.31
Transit Technologies, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.59%	08/20/2031	199	194	185	0.08
Transit Technologies, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.59%	08/20/2030	0	(2)	(5)	—
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	2,528	2,508	2,503	1.03

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vensure Employer Services, Inc.	(5) (8) (14)	First Lien Debt	S +	5.00%	8.70%	09/29/2031	—	(1)	(1)	—
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	2,813	2,791	2,813	1.16
VRC Companies, LLC	(5) (6)	First Lien Debt	S +	5.50%	8.98%	06/29/2027	1,995	1,981	1,995	0.82
								40,152	40,250	16.59
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.50%	9.20%	03/28/2030	3,190	3,166	3,119	1.29
Arcoro Holdings Corp.	(5) (6) (14)	First Lien Debt	S +	5.50%	9.20%	03/28/2030	—	(3)	(6)	—
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	1,262	1,262	1,262	0.52
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.15%	02/01/2030	2,355	2,335	2,346	0.97
LJ Avalon Holdings, LLC	(5) (6) (14)	First Lien Debt	S +	4.50%	8.15%	02/01/2029	—	(2)	—	—
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	3,627	3,616	3,600	1.48
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	865	859	859	0.35
Superman Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	08/29/2031	—	(2)	(3)	0.00
								11,231	11,177	4.61
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.67%	02/03/2031	3,652	3,624	3,570	1.47
PDI TA Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.67%	02/03/2031	284	281	277	0.11
								3,905	3,847	1.59
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	2,354	2,328	2,112	0.87
Any Hour, LLC	(5) (8)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	67	66	60	0.02
Any Hour, LLC	(5) (8) (14)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.45%	05/23/2030	318	314	282	0.12
Any Hour, LLC	(5) (8)	Other Debt		13.00% PIK	13.00%	05/23/2031	749	739	667	0.27
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	2,116	2,098	2,074	0.86
DA Blocker Corp.	(5) (7) (10) (14)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	—	(3)	(13)	-0.01
DA Blocker Corp.	(5) (7) (10) (14)	First Lien Debt	S +	4.75%	8.45%	02/10/2032	9	7	4	—
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	943	935	936	0.39
Eclipse Buyer, Inc.	(5) (8) (14)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(1)	(1)	—
Eclipse Buyer, Inc.	(5) (8) (14)	First Lien Debt	S +	4.50%	8.18%	09/08/2031	—	(1)	(1)	0.00
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	5,850	5,803	5,739	2.37
Essential Services Holding Corporation	(5) (7) (14)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2031	—	—	(2)	—
Essential Services Holding Corporation	(5) (7) (14)	First Lien Debt	S +	5.50% (incl. 2.75% PIK)	9.17%	06/17/2030	23	23	22	0.01

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	4,939	4,888	4,925	2.03
EVDR Purchaser, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	—	(5)	(2)	—
EVDR Purchaser, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	02/14/2031	149	143	148	0.06
GarageCo Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	773	766	761	0.31
GarageCo Intermediate II, LLC	(5) (7) (14)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(5)	(17)	(0.01)
GarageCo Intermediate II, LLC	(5) (7) (14)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(3)	(5)	—
Kodiak Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	1,227	1,216	1,225	0.51
Kodiak Buyer, LLC	(5) (7) (14)	First Lien Debt	S +	4.25%	7.95%	07/26/2032	—	(2)	(1)	—
Kodiak Buyer, LLC	(5) (7) (14)	First Lien Debt	S +	4.25%	7.95%	07/23/2032	—	(3)	(1)	—
LHS Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	3,821	3,768	3,754	1.55
LHS Borrower, LLC	(5) (7) (14)	First Lien Debt	S +	5.25%	8.92%	09/04/2031	76	72	71	0.03
								23,143	22,737	9.37
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	1,676	1,668	1,676	0.69
Accel International Holdings, Inc.	(5) (8) (14)	First Lien Debt	S +	4.50%	8.17%	04/26/2032	—	(1)	—	—
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	771	762	706	0.29
Spark Buyer, LLC	(5) (7) (14)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	—	(2)	(27)	(0.01)
Spark Buyer, LLC	(5) (7) (14)	First Lien Debt	S +	5.25%	8.90%	10/15/2031	70	68	57	0.02
								2,495	2,412	0.99
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	1,870	1,853	1,842	0.76
NDT Global Holding, Inc.	(5) (8) (10) (14)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	367	361	354	0.15
NDT Global Holding, Inc.	(5) (8) (10) (14)	First Lien Debt	S +	4.50%	8.17%	06/04/2032	21	17	15	0.01
NSI Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	621	615	621	0.26
NSI Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	11/17/2031	—	—	—	—
NSI Holdings, Inc.	(5) (7) (14)	First Lien Debt	P +	3.75%	10.50%	11/17/2031	—	(1)	—	—
Pamlico Avant Holdings, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	4,845	4,798	4,772	1.97
Pamlico Avant Holdings, LP	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	12/31/2032	—	(6)	(10)	—
								7,637	7,594	3.13
Financial Services
BCTO Bluebill Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	4,889	4,844	4,791	1.98
BCTO Bluebill Midco, Inc.	(5) (7) (14)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(6)	(12)	—
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	802	802	802	0.33
Cerity Partners, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	—	(2)	0	—
Cerity Partners, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	07/28/2031	28	28	28	0.01
Cliffwater, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	04/22/2032	3,617	3,584	3,563	1.47
Cliffwater, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	04/22/2032	—	(3)	(5)	—
GC Waves Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	2,448	2,448	2,441	1.01
GC Waves Holdings, Inc.	(5) (7) (14)	First Lien Debt	S +	4.50%	8.17%	10/04/2030	2,077	2,057	2,059	0.85

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	1,536	1,524	1,506	0.62
MAI Capital Management Intermediate, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	1,401	1,389	1,369	0.56
MAI Capital Management Intermediate, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	08/29/2031	150	147	142	0.06
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	3,028	2,994	2,991	1.23
PMA Parent Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	01/31/2031	0	(3)	(3)	0.00
Trintech, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	3,770	3,733	3,733	1.54
Trintech, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(3)	(3)	—
Trintech, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	01/28/2033	—	(5)	(5)	—
								23,528	23,397	9.65
Ground Transportation
eShipping, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	2,848	2,834	2,820	1.16
eShipping, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(3)	(11)	0.00
eShipping, LLC	(5) (7) (14)	First Lien Debt	P +	3.50%	10.25%	12/23/2032	34	31	28	0.01
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	5,412	5,383	5,401	2.23
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	2,477	2,444	2,462	1.01
SV Newco 2, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	4.75%	8.45%	06/02/2031	60	54	59	0.02
								10,743	10,759	4.44
Health Care Equipment & Supplies
Medline Borrower, LP	(8)	First Lien Debt	S +	1.75%	5.42%	10/23/2030	888	890	889	0.37
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	798	795	792	0.33
PerkinElmer U.S., LLC	(5) (6) (14)	First Lien Debt	S +	4.75%	8.43%	03/13/2029	—	(3)	(11)	—
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	3,321	3,302	3,321	1.37
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	361	355	361	0.15
Tidi Legacy Products, Inc.	(5) (6) (14)	First Lien Debt	S +	4.50%	8.17%	12/19/2029	—	(3)	—	—
								5,336	5,352	2.21
Health Care Providers & Services
Blue River PetCare, LLC	(5) (9)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	538	538	538	0.22
Blue River PetCare, LLC	(5) (14)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	0	(3)	(3)	0.00
Blue River PetCare, LLC	(5) (14)	First Lien Debt	S +	5.00%	8.67%	08/01/2029	25	24	24	0.01
DCA Investment Holdings, LLC	(5) (7) (9) (11)	First Lien Debt	S +	6.50%	12.08%	04/03/2028	7,222	7,185	5,823	2.40
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.42%	08/18/2028	5,534	5,513	5,390	2.22
iCIMS, Inc.	(5) (7) (14)	First Lien Debt	S +	5.75%	9.42%	08/18/2028	69	67	56	0.02
Imagine 360, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	3,201	3,180	3,201	1.32
Imagine 360, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	(1)	—	0.00
Imagine 360, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	10/02/2028	—	(2)	—	0.00
Invictus Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	1,596	1,583	1,592	0.66

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Invictus Buyer, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	—	(3)	(2)	—
Invictus Buyer, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	06/03/2031	—	(2)	(1)	—
Merative, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	6,161	6,132	6,130	2.53
Merative, LP	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	0	(2)	(3)	—
Merative, LP	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	09/30/2032	—	(3)	(3)	—
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	4,834	4,789	4,701	1.94
mPulse Mobile, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	0	(2)	(13)	(0.01)
mPulse Mobile, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	02/25/2033	—	(6)	(19)	(0.01)
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.71%	06/03/2030	10,867	10,759	10,759	4.44
Pareto Health Intermediate Holdings, Inc.	(5) (6) (14)	First Lien Debt	S +	5.00%	8.71%	06/01/2029	-	(9)	(2)	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	1,965	1,965	1,931	0.80
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	1,246	1,238	1,224	0.50
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	1,345	1,339	1,339	0.55
Stepping Stones Healthcare Services, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	—	(4)	—	—
Stepping Stones Healthcare Services, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	01/05/2033	—	(2)	(2)	—
TA Polaris Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	6,973	6,939	6,871	2.83
TA Polaris Buyer, Inc.	(5) (8) (14)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	901	891	858	0.35
TA Polaris Buyer, Inc.	(5) (8) (14)	First Lien Debt	S +	4.50%	8.18%	12/12/2032	—	(4)	(13)	(0.01)
								52,099	50,376	20.77
Health Care Technology
Hyland Software, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	09/19/2030	3,727	3,693	3,723	1.53
Hyland Software, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	8.70%	09/19/2029	—	(1)	—	—
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	2.75%	6.53%	03/10/2028	980	979	974	0.40
								4,671	4,697	1.94
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	3,794	3,772	3,794	1.56
Aptean, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	(1)	—	—
Aptean, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	58	56	58	0.02
Goose Borrower, LP	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	03/02/2033	6,184	6,123	6,123	2.52
Goose Borrower, LP	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	03/02/2033	—	(11)	(11)	—
Raptor Merger Sub Debt, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	3,374	3,374	3,374	1.39
Raptor Merger Sub Debt, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	1,045	1,045	1,045	0.43
Raptor Merger Sub Debt, LLC	(5) (7) (14)	First Lien Debt	S +	5.50%	9.20%	04/01/2030	128	128	128	0.05
								14,486	14,511	5.98
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.17%	09/19/2031	978	981	969	0.40
Fetch, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	7,480	7,405	7,405	3.05
Fetch, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(11)	(11)	—
Fetch, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	03/31/2033	—	(13)	(13)	(0.01)
Foundation Risk Partners Corp.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	10/29/2030	1,397	1,390	1,397	0.58
Foundation Risk Partners Corp.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	10/29/2029	25	24	25	0.01
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	2,275	2,255	2,242	0.92
Galway Borrower, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	09/29/2028	2,410	2,397	2,374	0.98

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Higginbotham Insurance Agency, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	06/11/2031	5,189	5,180	5,189	2.14
Higginbotham Insurance Agency, Inc.	(5) (6) (14)	First Lien Debt	S +	4.50%	8.17%	06/11/2031	—	(2)	—	—
High Street Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	04/14/2028	643	635	641	0.26
Inszone Mid, LLC	(5) (6) (14)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	211	195	186	0.08
Inszone Mid, LLC	(5) (6) (14)	First Lien Debt	S +	5.25%	8.95%	11/30/2029	0	(2)	(2)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	4,877	4,877	4,877	2.01
Integrity Marketing Acquisition, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	—	—	—
Iris Specialty Acquisiton, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	8,824	8,782	8,758	3.61
Iris Specialty Acquisiton, LLC	(5) (8) (14)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	—	(3)	(11)	0.00
Iris Specialty Acquisiton, LLC	(5) (8) (14)	First Lien Debt	S +	4.50%	8.20%	11/22/2032	297	291	288	0.12
Majesco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.20%	01/07/2033	4,983	4,971	4,971	2.05
Majesco, Inc.	(5) (8) (14)	First Lien Debt	S +	4.50%	8.20%	01/07/2033	—	(1)	(1)	0.00
One, Inc. Software Corporation	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	5,105	5,056	5,029	2.07
One, Inc. Software Corporation	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	—	(5)	(15)	(0.01)
One, Inc. Software Corporation	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	12/06/2032	—	(4)	(6)	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.85%	10/16/2028	2,865	2,862	2,865	1.18
USI, Inc.	(6) (9)	First Lien Debt	S +	2.25%	5.95%	11/21/2029	975	978	972	0.40
World Insurance Associates, LLC	(5)	First Lien Debt	S +	5.00%	8.70%	04/03/2030	5,423	5,331	5,407	2.23
								53,569	53,536	22.07
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	3,482	3,449	3,430	1.41
FMG Suite Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(4)	(14)	-0.01
FMG Suite Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	09/09/2032	—	(5)	(9)	0.00
								3,440	3,407	1.40
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	2,572	2,550	2,536	1.05
Apollo Acquisition, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	12/30/2031	4	1	(3)	—
Apollo Acquisition, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	12/30/2030	—	(3)	(5)	—
Bridgepointe Technologies, LLC	(5) (6) (14)	First Lien Debt	S +	5.00%	8.70%	12/31/2027	3,001	2,971	3,001	1.24
Cyber US Bidco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	4,054	4,014	3,983	1.64
Cyber US Bidco, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(4)	(14)	(0.01)
Cyber US Bidco, LLC	(5) (7) (10) (14)	First Lien Debt	S +	5.00%	8.70%	12/30/2032	—	(3)	(6)	—
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.27%	03/09/2029	3,880	3,844	3,868	1.59
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.27%	03/09/2029	2,000	1,992	1,994	0.82
Redwood Services Group, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.70%	06/15/2029	—	(1)	(1)	—
Ridge Trail US Bidco, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	3,876	3,834	3,876	1.60
Ridge Trail US Bidco, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	4.50%	8.20%	09/30/2031	40	33	40	0.02
Ridge Trail US Bidco, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	4.50%	8.20%	03/31/2031	106	102	106	0.04

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	2,758	2,734	2,737	1.13
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (14)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.70%	02/02/2032	633	625	626	0.26
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (14)	First Lien Debt	S +	4.50%	8.70%	02/02/2032	114	111	112	0.05
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	4,542	4,509	4,542	1.87
Victors Purchaser, LLC	(5) (8) (14)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(3)	—	0.00
Victors Purchaser, LLC	(5) (8) (14)	First Lien Debt	S +	4.50%	8.20%	12/23/2032	—	(4)	—	0.00
								27,302	27,392	11.29
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	4,776	4,737	4,732	1.95
Model N, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	—	(1)	—
Model N, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	06/27/2031	—	—	—	—
Parexel International Corporation		First Lien Debt	S +	2.75%	6.42%	12/12/2031	940	941	936	0.39
								5,678	5,667	2.34
Machinery
TK Elevator US Newco, Inc.	(8)	First Lien Debt	S +	2.75%	6.38%	04/30/2030	978	980	979	0.40
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	5,086	5,048	5,038	2.08
Vessco Midco Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	1,253	1,241	1,232	0.51
Vessco Midco Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.23%	07/24/2031	—	(3)	(4)	—
								6,286	6,266	2.58
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	900	896	886	0.37
Real Chemistry Intermediate III, Inc.	(5) (8) (14)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	268	267	262	0.11
Real Chemistry Intermediate III, Inc.	(5) (8) (14)	First Lien Debt	S +	4.50%	8.20%	04/12/2032	—	(1)	(3)	—
Specialty Pharma III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	3,706	3,688	3,669	1.51
Specialty Pharma III, Inc.	(5) (8) (14)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	60	57	55	0.02
								4,907	4,869	2.01
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	3,702	3,684	3,688	1.52
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	640	633	633	0.26
Accordion Partners, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.68%	11/17/2031	—	(3)	(2)	—
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	1,613	1,599	1,588	0.65
Ascend Partner Services, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	3,796	3,759	3,725	1.54
Ascend Partner Services, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	224	220	216	0.09
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	6,188	6,162	6,160	2.54
Bullhorn, Inc.	(5) (6) (14)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	771	770	769	0.32
Bullhorn, Inc.	(5) (6) (14)	First Lien Debt	S +	5.00%	8.67%	10/01/2029	45	44	43	0.02
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	569	564	565	0.23
Carr, Riggs and Ingram Capital, LLC	(5) (8) (14)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	94	93	92	0.04
Carr, Riggs and Ingram Capital, LLC	(5) (8) (14)	First Lien Debt	S +	4.25%	7.94%	11/18/2031	88	87	87	0.04
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	07/22/2031	4,599	4,581	4,576	1.89

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
ComPsych Investment Corp.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	07/22/2031	—	(3)	(7)	0.00
Corporation Service Company	(8)	First Lien Debt	S +	2.00%	5.67%	11/02/2029	730	733	724	0.30
Deerfield Dakota Holding, LLC	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	9,257	9,172	9,157	3.78
Deerfield Dakota Holding, LLC	(5) (7) (14)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.45%	09/13/2032	171	164	162	0.07
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	889	883	887	0.37
IG Investment Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	09/22/2028	—	(1)	—	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	437	433	436	0.18
UHY Advisors, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	68	66	67	0.03
UHY Advisors, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	60	59	59	0.02
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	4,182	4,150	4,144	1.71
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	05/06/2031	114	113	113	0.05
Verdantas, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	05/06/2030	70	67	68	0.03
WIPFLI Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	2,769	2,756	2,742	1.13
WIPFLI Advisory, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(2)	(10)	—
WIPFLI Advisory, LLC	(5) (7) (14)	First Lien Debt	S +	4.50%	8.16%	10/01/2032	—	(3)	(7)	—
								40,780	40,675	16.81
Real Estate Management & Development
Associations, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	860	860	860	0.35
Associations, Inc.	(5) (6) (14)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	32	32	32	0.01
Associations, Inc.	(5) (6) (14)	First Lien Debt	S +	6.50%	10.43%	07/03/2028	—	—	—	—
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	684	681	684	0.28
Inhabitiq, Inc.	(5) (7) (14)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	—	—	—
Inhabitiq, Inc.	(5) (7) (14)	First Lien Debt	S +	4.50%	8.17%	01/12/2032	—	(1)	—	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	8,956	8,947	8,917	3.68
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	845	839	836	0.34
MRI Software, LLC	(5) (6) (14)	First Lien Debt	S +	4.75%	8.45%	02/10/2028	196	194	193	0.08
								11,552	11,522	4.75
Software
Apryse Software Corp.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	3,694	3,660	3,626	1.49
Apryse Software Corp.	(5) (8) (14)	First Lien Debt	S +	4.75%	8.46%	06/28/2032	—	(3)	(6)	—
Archduke Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	5.50%	9.17%	12/03/2032	3,776	3,740	3,711	1.53
Archduke Buyer, Inc.	(5) (8) (14)	First Lien Debt	S +	5.50%	9.17%	12/03/2032	—	(3)	(5)	—
Artifact Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.15%	7.85%	07/28/2031	2,113	2,097	2,113	0.87
Artifact Bidco, Inc.	(5) (8) (14)	First Lien Debt	S +	4.15%	7.85%	07/28/2031	—	(2)	—	—
Artifact Bidco, Inc.	(5) (8) (14)	First Lien Debt	S +	4.15%	7.85%	07/26/2030	—	(3)	—	—
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	6,429	6,380	6,270	2.58
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	1,429	1,416	1,409	0.58
AuditBoard, Inc.	(5) (7) (14)	First Lien Debt	S +	4.50%	8.20%	07/14/2031	—	(4)	(8)	—
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	1,205	1,195	1,196	0.49
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	2,958	2,883	2,856	1.18

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Banyan Software Holdings, LLC	(5) (6) (14)	First Lien Debt	S +	5.50%	9.17%	01/02/2031	17	16	16	0.01
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	1,930	1,944	1,930	0.80
Coupa Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	5.25%	8.92%	02/27/2030	—	1	—	—
Coupa Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	5.25%	8.92%	02/27/2029	—	1	—	—
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	10,205	10,184	10,039	4.14
Diligent Corporation	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	—	(2)	(27)	-0.01
Diligent Corporation	(5) (7) (14)	First Lien Debt	S +	5.00%	8.67%	08/02/2030	246	244	228	0.09
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	2,947	2,941	2,925	1.21
Emburse, Inc.	(5) (7) (14)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(1)	(4)	—
Emburse, Inc.	(5) (7) (14)	First Lien Debt	S +	4.25%	7.95%	05/28/2032	—	(1)	(4)	—
Espresso Bidco, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	2,213	2,184	2,168	0.89
Espresso Bidco, Inc.	(5) (7) (14)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	547	540	536	0.22
Espresso Bidco, Inc.	(5) (7) (14)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.45%	03/25/2032	—	(3)	(5)	0.00
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	6,764	6,737	6,764	2.79
Everbridge Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	41	41	41	0.02
Everbridge Holdings, LLC	(5) (7) (14)	First Lien Debt	S +	5.00%	8.66%	07/02/2031	—	—	—	—
Formstack Acquisition, Co.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	1,850	1,830	1,818	0.75
Formstack Acquisition, Co.	(5) (6)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	181	179	178	0.07
Formstack Acquisition, Co.	(5) (6) (14)	First Lien Debt	S +	5.25%	8.95%	03/28/2030	79	75	72	0.03
Fullsteam Operations, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	4,846	4,802	4,726	1.95
Fullsteam Operations, LLC	(5) (7) (14)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(7)	(40)	(0.02)
Fullsteam Operations, LLC	(5) (7) (14)	First Lien Debt	S +	5.25%	8.89%	08/08/2031	—	(5)	(13)	(0.01)
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	2,392	2,375	2,392	0.99
Granicus, Inc.	(5) (7) (14)	First Lien Debt	S +	5.50% (incl. 2.00% PIK)	9.17%	01/17/2031	2,118	2,108	2,118	0.87
Granicus, Inc.	(5) (7) (14)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	—	(2)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	6,441	6,420	6,376	2.63
GS AcquisitionCo, Inc.	(5) (7)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	6	6	6	—
GS AcquisitionCo, Inc.	(5) (6) (14)	First Lien Debt	S +	5.25%	8.95%	05/25/2028	256	255	251	0.10
Hootsuite, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.50%	9.18%	05/22/2030	2,653	2,623	2,593	1.07
Hootsuite, Inc.	(5) (7) (10) (14)	First Lien Debt	S +	5.50%	9.18%	05/22/2030	36	33	29	0.01
Icefall Parent, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.20%	01/25/2030	2,653	2,616	2,653	1.09
Icefall Parent, Inc.	(5) (6) (14)	First Lien Debt	S +	4.50%	8.20%	01/25/2030	—	(3)	—	—
Jawbreaker Parent, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	5,366	5,313	5,313	2.19
Jawbreaker Parent, Inc.	(5) (8) (14)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(30)	(30)	-0.01
Jawbreaker Parent, Inc.	(5) (8) (14)	First Lien Debt	S +	4.75%	8.45%	01/31/2033	—	(10)	(10)	—
LogRhythm, Inc.	(5) (6) (9)	First Lien Debt	S +	7.50%	11.17%	07/02/2029	1,364	1,335	1,282	0.53

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
LogRhythm, Inc.	(5) (6) (14)	First Lien Debt	S +	7.50%	11.17%	07/02/2029	—	(3)	(8)	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	4,138	4,089	4,072	1.68
Nasuni Corporation	(5) (7) (14)	First Lien Debt	S +	5.00%	8.70%	09/10/2030	—	(10)	(14)	(0.01)
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	4,852	4,826	4,852	2.00
Onit, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(1)	—	—
Onit, Inc.	(5) (7) (14)	First Lien Debt	S +	4.75%	8.38%	01/27/2032	—	(1)	—	—
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	3,241	3,206	3,172	1.31
Saturn Borrower, Inc.	(5) (6) (14)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	—	(6)	(25)	-0.01
Saturn Borrower, Inc.	(5) (6) (14)	First Lien Debt	S +	6.00%	9.70%	11/10/2028	139	134	128	0.05
Vanco Payment Solutions, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	3,715	3,680	3,641	1.50
Vanco Payment Solutions, LLC	(5) (7) (14)	First Lien Debt	S +	4.75%	8.45%	12/01/2031	—	(2)	(3)	—
								92,007	91,298	37.64
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.17%	04/23/2031	980	981	976	0.40
Transportation Infrastructure
Jeppesen Holdings, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	9,790	9,744	9,693	4.00
Jeppesen Holdings, LLC	(5) (8) (14)	First Lien Debt	S +	4.75%	8.42%	11/01/2032	—	(3)	(5)	—
								9,741	9,688	3.99
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	3,478	3,447	3,425	1.41
CCI Buyer, Inc.	(5) (7) (14)	First Lien Debt	S +	5.00%	8.70%	05/13/2032	—	(2)	(3)	—
Mobile Communications America, Inc.	(5) (6) (14)	First Lien Debt	S +	4.75%	8.40%	10/16/2029	126	121	126	0.05
								3,566	3,548	1.46
Total Debt Investments - non-controlled/non-affiliated								$508,324	$504,391	207.94%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (6) (15)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	489	489	489	0.20
KWOR Acquisition, Inc.	(5) (6) (14) (15)	First Lien Debt	S +	5.25%	8.92%	02/28/2030	—	(6)	—	—
KWOR Acquisition, Inc.	(5) (6) (14) (15)	First Lien Debt	S +	5.25%	8.92%	02/28/2030	—	(8)	—	—
KWOR Acquisition, Inc.	(5) (6) (15)	Other Debt	S +	8.00% PIK	11.67%	02/28/2030	512	512	411	0.17
								987	900	0.37
Total Debt Investments - non-controlled/affiliated								$987	$900	0.37%
Total Debt Investments								$509,311	$505,291	208.31%

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (12) (13)	Common Equity			1/17/2025	50,000	$48	$69	0.03%
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (12)	Preferred Equity		12.50% PIK	9/5/2024	15	179	151	0.06
Leaf Home, LLC	(5) (12)	Preferred Equity		14.00% PIK	9/5/2025	250,000	253	323	0.13
							432	474	0.21
Electrical Equipment
Sparkstone Electrical Group	(5) (12) (13)	Common Equity			10/15/2024	1,500	150	62	0.03
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (12) (13)	Common Equity			9/9/2025	250	—	—	—
FMG Suite Holdings, LLC	(5) (12)	Preferred Equity		8.00% PIK	9/9/2025	250	261	256	0.11
							261	256	0.11
Professional Services
Verdantas, LLC	(5) (12) (13)	Common Equity			5/3/2024	796	1	1	—
Verdantas, LLC	(5) (12)	Preferred Equity		10.00% PIK	5/3/2024	78,804	95	117	0.05
							96	118	0.05
Total Equity Investments - non-controlled/non-affiliated							$987	$979	0.40%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (12) (13) (15)	Common Equity			2/28/2025	283	109	—	—
KWOR Intermediate I, Inc.	(5) (12) (11) (15)	Preferred Equity	S +	8.00% PIK	2/28/2025	302,502	302	—	—
Total Equity Investments - non-controlled/affiliated							411	—	0.00
Total Equity Investments							$1,398	$979	0.40%
Total Portfolio Investments							$510,709	$506,270	208.71%
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund Institutional Shares				3.50%			9,109	9,109	3.76
Cash and Cash Equivalents							11,507	11,507	4.74
Total Cash and Cash Equivalents and Short Term Investments							$20,616	$20,616	8.50%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments							$531,325	$526,886	217.21%

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25.00% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5.00% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026. As of March 31, 2026, the reference rates for our variable rate loans were the C at 2.27%, 1-month E at 1.89%, 1-month S at 3.66%, 3-month S at 3.68%, 6-month S at 3.70%, SA at 3.73% and the P at 6.75%.
(3)
Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD") unless otherwise noted, Euro ("€"), Great British Pound ("£"), or Canadian dollar ("CAD").
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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026 non-qualifying assets represented 3.53% of total assets as calculated in accordance with regulatory requirements.
(11)
Investment was on non-accrual status as of March 31, 2026.
(12)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of March 31, 2026, the aggregate fair value of these securities is $979 or 0.40% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(13)
Non-income producing security.
(14)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2026.

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
AA&D Midco, Inc.	Revolver	11/29/2030	$841	$(8)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	08/23/2026	51	—
AWP Group Holdings, Inc.	Revolver	12/23/2030	185	—
Accel International Holdings, Inc.	Revolver	04/26/2032	288	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	1,213	(5)
Accordion Partners, LLC	Revolver	11/17/2031	436	(2)
Any Hour, LLC	Revolver	05/23/2030	31	(3)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	494	(7)
Apollo Acquisition, Inc.	Revolver	12/30/2030	328	(5)
Apryse Software Corp.	Revolver	06/28/2032	306	(6)
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	405	—
Aptean, Inc.	Revolver	01/30/2031	195	—
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(5)
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(6)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	369	—
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	997	(15)
Ascend Partner Services, LLC	Revolver	08/11/2031	337	(5)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	35	—
Associations, Inc.	Revolver	07/03/2028	54	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	1,184	—
AuditBoard, Inc.	Revolver	07/14/2031	571	(8)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	611	(12)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	10,661	(80)
Banyan Software Holdings, LLC	Revolver	01/02/2031	113	(1)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	1,380	(3)
Blue River PetCare, LLC	Revolver	08/01/2029	226	(1)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	07/03/2026	1,999	—
Bullhorn, Inc.	Delayed Draw Term Loan	05/11/2026	21	—
Bullhorn, Inc.	Revolver	10/01/2029	291	(1)
CCI Buyer, Inc.	Revolver	05/13/2032	204	(3)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	1,280	(10)
COP Collisionright Parent, LLC	Revolver	01/29/2030	206	(2)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	706	(3)
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	471	(2)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	197	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	45	—
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	788	—
Cerity Partners, LLC	Revolver	07/28/2031	43	—
Cliffwater, LLC	Revolver	04/22/2032	346	(5)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	1,333	(7)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,241	(16)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	270	—

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Consor Intermediate II, LLC	Revolver	05/12/2031	92	—
Coupa Holdings, LLC	Delayed Draw Term Loan	06/03/2027	175	—
Coupa Holdings, LLC	Revolver	02/27/2029	134	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(14)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(6)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(13)
DA Blocker Corp.	Revolver	02/10/2032	212	(4)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	686	(7)
Diligent Corporation	Delayed Draw Term Loan	04/30/2026	1,677	(27)
Diligent Corporation	Revolver	08/02/2030	872	(14)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	500	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	471	—
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	784	(2)
EVDR Purchaser, Inc.	Revolver	02/14/2031	321	(1)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	(1)
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	(1)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	526	(4)
Emburse, Inc.	Revolver	05/28/2032	526	(4)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	48	(1)
Espresso Bidco, Inc.	Revolver	03/25/2032	264	(5)
Essential Services Holding Corporation	Delayed Draw Term Loan	06/17/2026	92	(2)
Essential Services Holding Corporation	Revolver	06/17/2030	35	(1)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2026	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	943	(14)
FMG Suite Holdings, LLC	Revolver	09/09/2032	566	(8)
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	2,200	(11)
Fetch, Inc.	Revolver	03/31/2033	1,320	(13)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	147	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	100	—
Formstack Acquisition, Co.	Revolver	03/28/2030	296	(5)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	600	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	109	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	1,615	(40)
Fullsteam Operations, LLC	Revolver	08/08/2031	538	(13)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	4,409	(12)
GS AcquisitionCo, Inc.	Revolver	05/25/2028	232	(2)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	833	(2)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,136	(17)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	341	(5)
Goose Borrower, LP	Revolver	03/02/2033	1,097	(11)
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	265	—
Granicus, Inc.	Revolver	01/17/2031	329	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	06/28/2026	45	—

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	406	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	09/30/2026	182	—
Hootsuite, Inc.	Revolver	05/22/2030	264	(6)
Hyland Software, Inc.	Revolver	09/19/2029	181	—
IG Investment Holdings, LLC	Revolver	09/22/2028	101	—
Icefall Parent, Inc.	Revolver	01/25/2030	261	—
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	—
Imagine 360, LLC	Revolver	10/02/2028	284	—
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	191	—
Inhabitiq, Inc.	Revolver	01/12/2032	120	—
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	3,070	(23)
Inszone Mid, LLC	Revolver	11/30/2029	219	(2)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Delayed Draw Term Loan	06/03/2026	675	(2)
Invictus Buyer, LLC	Revolver	06/03/2031	250	(1)
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,487	(11)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	1,011	(8)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	04/20/2026	2,566	(25)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	1,035	(5)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	1,035	(10)
Jeppesen Holdings, LLC	Revolver	11/01/2032	490	(5)
Jonathan Acquisition Company	Revolver	05/11/2029	393	(7)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	429	(1)
Kodiak Buyer, LLC	Revolver	07/23/2032	343	(1)
LHS Borrower, LLC	Revolver	09/04/2031	217	(4)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	618	(4)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	443	—
LogRhythm, Inc.	Revolver	07/02/2029	136	(8)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	242	(5)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	255	(5)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	1,283	(6)
MRI Software, LLC	Revolver	02/10/2028	588	(3)
Majesco, Inc.	Revolver	01/07/2033	433	(1)
ManTech International CP	Revolver	09/14/2028	318	—
Merative, LP	Delayed Draw Term Loan	09/30/2027	706	(4)
Merative, LP	Revolver	09/30/2032	618	(3)
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	873	—
Model N, Inc.	Delayed Draw Term Loan	06/26/2026	98	(1)
Model N, Inc.	Revolver	06/27/2031	52	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	468	(7)
NDT Global Holding, Inc.	Revolver	06/04/2032	397	(6)
NSI Holdings, Inc.	Delayed Draw Term Loan	11/15/2026	132	—
NSI Holdings, Inc.	Revolver	11/17/2031	132	—

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Nasuni Corporation	Revolver	09/10/2030	862	(14)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(20)
OEConnection, LLC	Revolver	12/23/2032	231	(5)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	982	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	393	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	278	—
Onit, Inc.	Revolver	01/27/2032	93	—
PDI TA Holdings, Inc.	Revolver	02/03/2031	20	—
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(3)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	655	(10)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	921	(2)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,452	(11)
Project Potter Buyer, LLC	Revolver	04/23/2027	150	—
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	589	(4)
Railpros Parent, LLC	Revolver	05/24/2032	421	(3)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	422	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	132	(2)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	200	(3)
Redwood Services Group, LLC	Delayed Draw Term Loan	02/11/2028	461	(1)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	1,141	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	287	—
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,131	(14)
Routeware, Inc.	Revolver	09/18/2031	273	(3)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	6,000	(11)
SV Newco 2, Inc.	Revolver	06/02/2031	503	(1)
Saturn Borrower, Inc.	Delayed Draw Term Loan	01/24/2027	1,191	(25)
Saturn Borrower, Inc.	Revolver	11/10/2028	397	(9)
Sonny's Enterprises, LLC	Revolver	08/05/2027	115	(3)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(27)
Spark Buyer, LLC	Revolver	10/15/2031	86	(7)
Specialty Pharma III, Inc.	Revolver	12/23/2032	418	(4)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/05/2028	1,742	—
Stepping Stones Healthcare Services, LLC	Revolver	01/05/2033	401	(2)
Superman Holdings, LLC	Revolver	08/29/2031	387	(3)
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,005	(29)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	872	(13)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	1,464	(7)
Tamarack Intermediate, LLC	Revolver	03/12/2029	572	(3)
Thrive Buyer, Inc. (Thrive Networks)	Delayed Draw Term Loan	01/31/2027	324	(2)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	243	(2)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	367	(6)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	366	(6)
Transit Technologies, LLC	Revolver	08/20/2030	341	(5)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	628	(3)
Trintech, Inc.	Revolver	01/28/2033	471	(5)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	373	(1)
UHY Advisors, Inc.	Revolver	11/21/2031	57	—
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	787	(20)
Vamos Bidco, Inc.	Revolver	01/30/2032	236	(6)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(4)
Vehlo Purchaser, LLC	Revolver	05/24/2028	806	(14)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	170	(1)
Verdantas, LLC	Revolver	05/06/2030	222	(2)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	104	(1)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	986	(9)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	452	(4)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	736	—
Victors Purchaser, LLC	Revolver	12/23/2032	605	—
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	1,038	(10)
WIPFLI Advisory, LLC	Revolver	10/01/2032	692	(7)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)
eShipping, LLC	Revolver	12/23/2032	504	(5)
iCIMS, Inc.	Revolver	08/18/2028	421	(11)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	462	(13)
mPulse Mobile, Inc.	Revolver	02/25/2033	692	(19)
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$124,340	$(1,073)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	307	—
KWOR Acquisition, Inc.	Revolver	2/28/2030	225	—
Total First Lien Debt Unfunded Commitments – non-controlled/affiliated			$532	—
Total Unfunded Commitments			$124,872	$(1,073)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(In thousands, except share amounts)

(15)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5.00% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the three months ended March 31, 2026 were as follows:

Investment	Fair Value as of December 31, 2025	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)	$2,128	$30	$(960)	$(298)	$—	$900	$33
Total	$2,128	$30	$(960)	$(298)	$—	$900	$33

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

(In thousands, except share amount)

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

(In thousands, except share amount)

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

(In thousands, except share amount)

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

(In thousands, except share amount)

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

(In thousands, except share amount)

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

(In thousands, except share amount)

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

(In thousands, except share amount)

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

(In thousands, except share amount)

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

(In thousands, except share amount)

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

(In thousands, except share amount)

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

(In thousands, except share amount)

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

(15)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5.00% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the year ended December 31, 2025 were as follows:

Investment	Fair Value as of December 31, 2024	Gross Additions (2)	Gross Reductions (3)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Interest, Dividend and Other Income
KWOR Acquisition, Inc.(1)		$2,328		$(200)	$—	$2,128	$198
Total	$—	$2,328	$—	$(200)	$—	$2,128	$198

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amount)

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

March 31, 2026

(In thousands, except unit and per unit amounts)

(1)
ORGANIZATION

LGAM Private Credit LLC (the “Company”) is a non-diversified, externally managed specialty finance company focused on lending to middle-market companies. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act"). In addition, for U.S. federal income tax purposes, the Company has elected to be treated, and to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company is not a subsidiary of or consolidated with Morgan Stanley.

The Company was formed as a Delaware limited liability company on February 7, 2023 with the name “LTMS Fund LLC”. The Company changed its name to “LGAM Private Credit LLC” on March 20, 2023. The Company commenced operations on December 1, 2023. The Company is externally managed by MS Capital Partners Adviser Inc., an indirect wholly-owned subsidiary of Morgan Stanley (the “Adviser” or “Investment Adviser”).

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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments and reclassifications, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that the Company may ultimately achieve for the year ending December 31, 2026.

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

Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s wholly-owned subsidiaries in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of March 31, 2026, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: LGAM Equity Holdings LLC (“Equity Holdings”), LGAM CA SPV LLC (“CA SPV”) and LGAM Financing SPV LLC (“LGAM SPV LLC” and together with Equity Holdings and CA SPV, the “subsidiaries”). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

PIK Income

The Company has debt investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in PIK income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. This non-cash source of income is included when determining what must be paid out to unitholders in the form of distributions in order for the Company to continue to qualify as a RIC, even though the Company has not yet collected cash.

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

As of March 31, 2026, the Company had certain investments in two portfolio companies on non-accrual status. As of December 31, 2025, the Company had certain investments in one portfolio company that was on non-accrual status. The amortized cost of investments on non-accrual status as of March 31, 2026 and December 31, 2025 was $7,487, and $7,185, respectively.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.20% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For each of the three months ended March 31, 2026 and March 31, 2025, the Company accrued $0 of U.S. federal excise tax.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in member's capital resulting from operations to assess the performance and makes operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

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

For the three months ended March 31, 2026 and March 31, 2025, base management fees were $490 and $373, net of waiver, respectively. As of March 31, 2026 and December 31, 2025, $490 and $516, respectively, was payable to the Investment Adviser relating to base management fees.

Incentive Fee

The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains.

Incentive Fee based on Income

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

For the three months ended March 31, 2026 and March 31, 2025, income-based incentive fees were $598, and $414, net of waiver, respectively. Any income-based incentive fees waived are not subject to recoupment by the Investment Adviser.

As of March 31, 2026 and December 31, 2025, $598 and $643, respectively, was payable to the Investment Adviser relating to income based incentive fees.

Incentive Fee based on Capital Gains

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

Under U.S. GAAP, the Company is required to accrue an incentive fee on capital gains, including unrealized capital appreciation even though such unrealized capital appreciation is not included in calculating the incentive fee payable under the Investment Advisory Agreement. If such amount is positive at the end of a period, then the Company records an incentive fee on capital gains equal to 12.5% of such amount, less the aggregate amount of any previously paid capital gain incentive fees. If such amount is negative, no accrual is recorded for such period.

For the three months ended March 31, 2026 and March 31, 2025, capital gains incentive fees accrued to the Investment Adviser were $- and $(92), respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of March 31, 2026 and December 31, 2025, $- and $-, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated December 1, 2023 (the “Administration Agreement”). The Administrator is an indirect, wholly-owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors. The most recent approval of the Administration Agreement was in August 2025.

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $80 and $50 of expenses, respectively, under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

As of March 31, 2026 and December 31, 2025, $36 and $13 respectively, was payable for administrative service fees which was included in "Payable to affiliates" on the Consolidated Statements of Financial Condition.

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

For the three months ended March 31, 2026, there was $100 of Expense Payments under the Expense Support Agreement, which were recorded under "Expense support" on the Consolidated Statements of Operations.

For the three months ended March 31, 2025 there was no Expense Payments under the Expense Support Agreement.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$507,571	$503,724	99.5%	$455,963	$455,473	99.2%
Second Lien Debt	489	489	0.1	1,416	1,416	0.3
Other Debt Investments	1,251	1,078	0.2	1,213	1,186	0.3
Equity	1,398	979	0.2	1,379	1,166	0.2
Total	$510,709	$506,270	100.0%	$459,971	$459,241	100.0%

The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Aerospace & Defense	3.4%	3.2%
Automobile Components	1.1	1.1
Automobiles	2.2	2.5
Banks	0.5	0.6
Beverages	0.4	0.4
Building Products	1.0	1.2
Chemicals	0.8	0.9
Commercial Services & Supplies	8.0	7.5
Construction & Engineering	2.2	2.1
Consumer Staples Distribution & Retail	0.8	0.8
Diversified Consumer Services	4.6	5.1
Electrical Equipment	0.5	0.5
Electronic Equipment, Instruments & Components	1.5	1.8
Financial Services	4.6	3.9
Ground Transportation	2.1	2.3
Health Care Equipment & Supplies	1.1	1.2
Health Care Providers & Services	10.0	8.1
Health Care Technology	0.9	1.0
Industrial Conglomerates	2.9	1.8
Insurance Services	10.6	8.9
Interactive Media & Services	0.7	0.8
IT Services	5.4	5.6
Life Sciences Tools & Services	1.1	1.2
Machinery	0.2	0.2
Multi-Utilities	1.2	2.3
Pharmaceuticals	1.0	1.1
Professional Services	8.2	9.7
Real Estate Management & Development	2.3	2.4
Software	18.0	18.7
Specialty Retail	0.2	0.2
Transportation Infrastructure	1.9	2.1
Wireless Telecommunication Services	0.6	0.8
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
United States	$500,172	$495,726	97.9%	204.4%	$449,338	$448,560	97.7%	203.0%
Canada	10,537	10,544	2.1	4.3	10,633	10,681	2.3	4.8
Total	$510,709	$506,270	100.0%	208.7%	$459,971	$459,241	100.0%	207.8%

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$12,131	$491,593	$503,724	$—	$12,350	$443,123	$455,473
Second Lien Debt	—	—	489	489	—	—	1,416	1,416
Other Debt Investments	—	—	1,078	1,078	—	—	1,186	1,186
Equity	—	—	979	979	—	—	1,166	1,166
Total Investments	$—	$12,131	$494,139	$506,270	$—	$12,350	$446,891	$459,241
Cash and cash equivalents	$11,507	$—	$—	$11,507	$4,790	$—	$—	$4,790
Unaffiliated money market fund	$9,109	$—	$—	$9,109	$15,344	$—	$—	$15,344

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$443,123	$1,416	$1,186	$1,166	$446,891
Purchases of investments(1)	54,797	—	—	—	54,797
Proceeds from principal repayments and sales of investments(2)	(3,475)	(941)	—	—	(4,416)
Accretion of discount/amortization of premium	187	—	—	—	187
Payment-in-kind	164	14	38	18	234
Net change in unrealized appreciation (depreciation)	(3,210)	—	(146)	(205)	(3,561)
Net realized gains (losses)	7	—	—	—	7
Transfers into/out of Level 3(3)	—	—	—	—	—
Fair value, end of period	$491,593	$489	$1,078	$979	$494,139
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2026	$(3,210)	$—	$(146)	$(205)	$(3,561)

(1)
Purchases may include investments received in corporate actions and restructurings.
(2)
Sales may include investments received in corporate actions and restructurings.
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

(1)
Purchases may include investments received in corporate actions and restructurings.
(2)
Sales may include investments received in corporate actions and restructurings.
(3)
Transfer of portfolio investments within the three-level hierarchy is recorded during the period of such reclassification occurrence at the fair value as of the beginning of the respective period. Generally, reclassifications are primarily due to increase/decrease of price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
	Fair	Valuation	Significant Unobservable	Range(1)				Weighted
Asset Category	Value	Technique (2)	Input	Low		High		Average(3)
Investments in first lien debt	$485,769	Yield Analysis	Discount Rate	7.64%		13.44%		9.04%
	5,824	Market Approach	EBITDA Multiple	8.00	x	9.50	x	9.50	x
Investments in second lien debt	489	Market Approach	EBITDA Multiple					8.00	x
Other Debt	667	Yield Analysis	Discount Rate					16.45%
	411	Market Approach	EBITDA Multiple					8.00	x
Preferred Equity	151	Income Approach	Discount Rate					13.30%
	696	Market Approach	EBITDA Multiple	8.00	x	15.50	x	12.70	x
Common Equity	132	Market Approach	EBITDA Multiple	8.00	x	17.00	x	15.33	x
Total Investments	$494,139

(1)
For an asset category that contains a single investment, the range is not included.
(2)
During the three months ended March 31, 2026, one debt position with a fair value of $5.82 million transitioned from a yield analysis approach to a market approach valuation technique.

(3)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

	December 31, 2025
	Fair	Valuation	Significant Unobservable	Range(1)		Weighted
	Value	Technique	Input	Low	High	Average(3)
Investments in first lien debt	$443,104	Yield Analysis	Discount Rate	7.55%	14.20%	8.72%
	19	Market Approach	EBITDA Multiple			7.75x
Investments in second lien debt	1,416	Market Approach	EBITDA Multiple			7.75x
Other Debt	689	Yield Analysis	Discount Rate			14.95%
	497	Market Approach	EBITDA Multiple			7.75x
Preferred Equity	151	Income Approach	Discount Rate			12.77%
	891	Market Approach	EBITDA Multiple	7.75x	15.43x	12.02x
Common Equity	124	Market Approach	EBITDA Multiple	7.75x	17.50x	15.48x
Total Investments	$446,891

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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	March 31, 2026			December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Citibank Funding Facility	3	$274,700	$274,700	$261,700	$261,700

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$500,000	$274,700	$225,300	$400,000	$261,700	$138,300

The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Weighted average interest rate(1)	5.62%	6.63%
Weighted average effective interest rate (2)	5.98%	7.13%
Weighted average debt outstanding	$255,633	$117,978

(1)
Excludes unused commitment fees and amortization of financing costs.
(2)
Excludes unused commitment fees.

Citibank Funding Facility

On December 4, 2023, LGAM SPV LLC entered into a Credit and Security Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Credit and Security Agreement”) with LGAM SPV LLC, as the borrower, the lenders party thereto (the “Lenders”), Citibank, N.A. (“Citibank”), as the administrative agent for the Lenders, the Company, as the collateral manager and equityholder, U.S. Bank Trust Company, National Association, as collateral administrator and collateral agent, and U.S. Bank National Association, as document custodian, pursuant to which the Lenders have agreed to extend credit to LGAM SPV LLC in an aggregate principal amount up to $500 million at any one time outstanding (the “Citibank Funding Facility”).

The Citibank Funding Facility is a revolving funding facility with a reinvestment period ending October 30, 2028 and a final maturity date of October 31, 2030. Advances under the Citibank Funding Facility are available in US dollars, British Pounds, Euros or Canadian dollars and such advances bear interest at a rate equal to an applicable margin plus a benchmark rate based on (a) Term SOFR, SONIA, the EURIBOR Rate or Daily Compounded CORRA, as applicable (or, if such rate is not available, a benchmark replacement) (each as defined in the Credit and Security Agreement) or (b) a “base rate” (which is a rate per annum equal to the highest of a prime rate, the federal funds rate plus 0.50%, and the applicable benchmark for a three-month period plus 1.00%). The applicable margin with respect to advances under the Citibank Funding Facility is 1.90% (or 2.40% after the reinvestment period).

The obligations of LGAM SPV LLC under the Citibank Funding Facility are secured by all of the assets held by LGAM SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to LGAM SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of December 4, 2023 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and LGAM SPV LLC, entered into in connection with the Citibank Funding Facility. Under the Agreements, the Company and LGAM SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary affirmative and negative covenants and events of default for revolving funding facilities of this nature. As of March 31, 2026, the Company was in compliance with all covenants and other requirements of the Citibank Funding Facility.

The summary information of the Citibank Funding Facility is as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,593	$1,955
Facility unused commitment fees	286	193
Amortization of deferred financing costs	228	149
Total	$4,107	$2,297

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had $124,872 and $121,809, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	March 31, 2026	December 31, 2025
Net distributable earnings (losses), beginning of period	$(1,586)	$1,622
Net investment income (loss)	5,164	14,533
Net realized gain (loss)	7	(940)
Net unrealized appreciation (depreciation)	(3,709)	(1,541)
Dividends declared	(5,243)	(15,286)
Tax reclassification of unitholders' equity	—	26
Net distributable earnings (losses), end of period	$(5,367)	$(1,586)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the three months ended March 31, 2026 and March 31, 2025:

Unit Issuance Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2026
January 01, 2026	773,332	$15,412
February 01, 2026	526,732	10,493
March 01, 2026	522,962	10,407
Total	1,823,026	$36,312

For the Three Months Ended March 31, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
Total	674,215	$13,652

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2026 and March 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount
For the Three Months Ended March 31, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1412
February 23, 2026	February 28, 2026	March 04, 2026	0.1411
March 23, 2026	March 31, 2026	April 06, 2026	0.1410
Total Distributions			$0.4233

For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
Total Distributions			$0.4685

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

The Company did not issue any Units pursuant to the DRIP plan for the three months ended March 31, 2026 and March 31, 2025.

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

The following table further summarizes the unit repurchases completed for the three months ended March 31, 2026:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the three months ended March 31, 2026
April 01, 2026	5.00%	$19.63	March 31, 2026	$10,881	554,324	5.00%	—
Total				$10,881	554,324

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

For the three months ended March 31, 2025, no Units were repurchased.

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (losses) per Unit:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Numerator-net increase (decrease) in Members' Capital from operations	$1,462	$2,249
Denominator-weighted average Units outstanding	12,379,077	7,495,293
Basic and diluted earnings (loss) per Unit	$0.12	$0.30

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$19.93	$20.29
Net investment income (loss)	0.42	0.40
Net unrealized and realized gain (loss)(2)	(0.30)	(0.09)
Net increase (decrease) in net assets resulting from operations	0.12	0.31
Dividends declared	(0.42)	(0.47)
Total increase (decrease) in net assets	(0.30)	(0.16)
Net asset value, end of period	$19.63	$20.13
Units outstanding, end of period	12,355,173	7,776,075
Weighted average Units outstanding	12,379,077	7,495,293
Total return based on net assets (3)	0.61%	1.53%
Ratio/Supplemental Data:
Members' capital, end of period	$242,568	$156,517
Ratio of expenses before waivers to average members' capital(4)	8.75%	8.58%
Ratio of net expenses to average members' capital(4)	8.48%	8.58%
Ratio of net investment income to average members' capital(4)	9.15%	8.62%
Asset coverage ratio(5)	188.00%	224.00%
Portfolio turnover rate	0.94%	3.01%

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
(4)
Amounts are annualized except for incentive fees and expense support.
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

April Distribution Declarations

On April 24, 2026, the Board of Directors of the Company declared a distribution in the amount of $0.1390 per unit and payable on May 5, 2026 to unitholders of record as of April 30, 2026.

May Issuances

Pursuant to the Company’s continuous private offering, the Company held a closing relating to the sale of the Company’s Units for an aggregate offering price of $7.7 million effective May 1, 2026.

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
•
our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars, could adversely affect the results of our investments in foreign companies;
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this Report.

The information contained in this section should be read in conjunction with “Part I, Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, or the Form 10-K, and Part II, Item 1A of and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

OVERVIEW

We are a non-diversified, externally managed specialty finance company focused on lending to middle market companies. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are externally managed by our Adviser, an indirect, wholly-owned subsidiary of Morgan Stanley.

We are a private, perpetual-life BDC, which is a BDC whose units ("Units") are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose units are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly net asset value per Unit.

Our investment objective is to achieve attractive risk-adjusted returns via current income and, to a lesser extent, capital appreciation by investing primarily in directly originated senior secured term loans issued by U.S. middle-market companies in which private equity sponsors have a controlling equity stake in the portfolio company. For purposes of this Report, “middle-market companies" refers to companies that, in general, generate annual earnings before interest, tax, depreciation and amortization (“EBITDA”) in the range of approximately $15 million to $200 million, although not all of our portfolio companies will meet this criterion.

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

Expenses

Our primary operating expenses include the payment of: (i) investment advisory fees, including base management fees and incentive fees, to our Adviser pursuant to the investment advisory agreement between us and our Investment Adviser (the “ Investment Advisory Agreement”); (ii) costs and other expenses and our allocable portion of overhead incurred by MS Private Credit Administrative Services LLC (the “Administrator”) in performing its administrative obligations under the administration agreement (the “Administration Agreement”) between us and the Administrator; and (iii) other operating expenses as detailed below:

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
•
costs of winding up; and
•
all other expenses incurred by either the Administrator or us in connection with administering our business and reimbursing third-party expenses incurred by the Administrator under the Administration Agreement in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions.

We reimburse the Administrator or its affiliates for amounts paid or costs borne that properly constitute Company expenses as set forth in the Administration Agreement or otherwise. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$507,571	$503,724	99.5%	$455,963	$455,473	99.2%
Second Lien Debt	489	489	0.1	1,416	1,416	0.3
Other Debt Investments	1,251	1,078	0.2	1,213	1,186	0.3
Equity	1,398	979	0.2	1,379	1,166	0.2
Total	$510,709	$506,270	100.0%	$459,971	$459,241	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	March 31, 2026	December 31, 2025
Number of portfolio companies	141	132
Number of industries	32	32
Number of new investment commitments in portfolio companies	9	54
Number of portfolio companies exited or fully repaid	0	11
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.8%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.2%
Weighted average yield on debt and income producing investments, at cost(3)	8.7%	8.8%
Weighted average yield on debt and income producing investments, at fair value(3)	8.8%	8.8%
Weighted average yield on total portfolio, at cost(4)	8.7%	8.7%
Weighted average yield on total portfolio, at fair value(4)	8.7%	8.7%
Weighted average 12-month EBITDA	$169.8	$168.0
Median 12-month EBITDA	$102.8	$102.8
Weighted average net leverage through tranche(5)	5.9x	6.0x
Weighted average interest coverage(6)	1.9x	1.9x
Weighted average loan to value(7)	38.8%	39.4%
Percentage of debt investments with one or more financial covenants	43.4%	42.5%
Percentage of our debt investments that are sponsor backed	97.2%	96.8%
Percentage of loans and other debt in support of LBOs and acquisitions	59.4%	65.0%
Percentage of our debt portfolio subject to business cycle volatility	2.3%	2.6%
Average position size of our investments (in millions)	$3.6	$3.5

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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the Three Months Ended
	March 31, 2026	March 31, 2025
New investments committed
Gross principal balance(1)	$58,734	$39,243
Net new investments committed	$58,734	$39,243
Investments, at cost
Investments, beginning of period	$459,971	$241,028
New investments purchased	54,796	34,513
Net accretion of discount on investments	194	148
Payment-in-kind	234	47
Net realized gain (loss) on investments	7	(755)
Investments sold or repaid	(4,493)	(7,884)
Investments, end of period	$510,709	$267,097
Amount of investments funded, at principal
First lien debt investments	$55,314	$34,723
Equity	—	50
Total	$55,314	$34,773
Amount of investments sold/fully repaid, at principal
First lien debt investments	$—	$5,857
Total	$—	$5,857

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	March 31, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	499,547	98.7	453,360	98.7
Risk rating 3	900	1.1	—	—
Risk rating 4	5,823	0.2	5,881	1.3
	$506,270	100.0%	$459,241	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$503,222	98.5%	$452,786	98.4%
Non-accrual(1)	7,487	1.5	7,185	1.6%
Total	$510,709	100.0%	$459,971	100.0%

(1) As of March 31, 2026 and December 31, 2025, the Company had certain investments in two and one portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investment income	$10,678	$6,448
Less: Net expenses	5,514	3,460
Net investment income (loss)	5,164	2,988
Net realized gain (loss)	7	(755)
Net change in unrealized appreciation (depreciation)	(3,709)	16
Net increase (decrease) in net assets resulting from operations	$1,462	$2,249

Investment Income

Investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income	$10,237	$6,262
Payment-in-kind income	248	59
Dividend income	22	3
Other income	171	124
Total investment income	$10,678	$6,448

In the table above, total investment income increased from $6,448 for the three months ended March 31, 2025 to $10,678 for the three months ended March 31, 2026, respectively. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $267,097 as of March 31, 2025 to $510,709 as of March 31, 2026.

For the three months ended March 31, 2026, and three months ended March 31, 2025, 2.3% and 0.9%, respectively, of our total investment income was comprised of PIK interest.

Expenses

Expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Expenses:
Interest and other financing expenses	$4,107	$2,297
Management fees	600	373
Income based incentive fees	708	414
Capital gains incentive fees	—	(92)
Professional fees	268	329
Directors' fees	26	26
Administrative service fees	80	50
General and other expenses	45	63
Total expenses	$5,834	$3,460
Expense support	(100)	—
Management fees waiver	(110)	—
Income based incentive fees waiver	(110)	—
Net expenses	$5,514	$3,460

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees and deferred financing costs, increased from $2,297 for the three months ended March 31, 2025 to $4,107 for the three months ended March 31, 2026. The increase was primarily due to higher average borrowings outstanding during the three months ended March 31, 2026. For the three months ended March 31, 2026 and March 31, 2025, average borrowings outstanding were $255,633 and $117,978, respectively.

Management Fees

Base management fees, net of waiver, were $490 for the three months ended March 31, 2026. Base management fees, net of waiver, were $373 for the three months ended March 31, 2025.

Incentive Fee

The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $598 for the three months ended March 31, 2026 and $414 for the three months ended March 31, 2025. Capital gains incentive fees for the three months ended March 31, 2026 were $-. Capital gains incentive fees were $(92) for the three months ended March 31, 2025.

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net realized and unrealized gains (losses):
Net realized gain (loss) on investments	$7	$(755)
Net unrealized appreciation (depreciation)	7	(755)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(3,709)	14
Translation of assets and liabilities in foreign currencies	—	2
Net unrealized appreciation (depreciation)	(3,709)	16
Net realized and unrealized gain (loss)	$(3,702)	$(739)

For the three months ended March 31, 2026, net change in unrealized depreciation on our investments of $(3,709) was primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the three months ended March 31, 2025, net change in unrealized appreciation on our investments of $16 was primarily driven by changes in spreads in the primary and secondary markets.

For the three months ended March 31, 2025, net realized losses on our investments was ($755), which was primarily due to the restructuring of one portfolio company.

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

As of March 31, 2026, we had approximately $20.6 million of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $225.3 million of availability under the Citibank Funding Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of March 31, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $124.9 million.

Unregistered Sales of Equity Securities

The following table summarizes the total Units issued and proceeds received from the closings of our continuous private offering that occurred for the three months ended March 31, 2026 and March 31, 2025:

Unit Issuance Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2026
January 01, 2026	773,332	$15,412
February 01, 2026	526,732	10,493
March 01, 2026	522,962	10,407
Total	1,823,026	$36,312

For the Three Months Ended March 31, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
Total	674,215	$13,652

Distributions

The following table summarizes our distributions declared and payable for the three months ended March 31, 2026 and March 31, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount
For the Three Months Ended March 31, 2026
January 26, 2026	January 31, 2026	February 04, 2026	$0.1412
February 23, 2026	February 28, 2026	March 04, 2026	0.1411
March 23, 2026	March 31, 2026	April 06, 2026	0.1410
Total Distributions			$0.4233

For the Three Months Ended March 31, 2025
January 27, 2025	January 31, 2025	February 05, 2025	$0.1564
February 27, 2025	February 28, 2025	March 05, 2025	0.1562
March 25, 2025	March 31, 2025	April 03, 2025	0.1559
Total Distributions			$0.4685

Distribution Reinvestment

We have adopted an “opt in” dividend reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions automatically reinvested in additional Units. For the three months ended March 31, 2026 and March 31, 2025, we did not issue any Units pursuant to our DRIP. For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.

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

The following table further summarizes the unit repurchases completed for the three months ended March 31, 2026

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the three months ended March 31, 2026
April 01, 2026	5.00%	$19.63	March 31, 2026	$10,881	554,324	5.00%	—
Total				$10,881	554,324

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

For the three months ended March 31, 2025, no units were repurchased.

For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this Report.

Debt

Our outstanding debt obligations were as follows:

	March 31, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$500,000	$274,700	$225,300	$400,000	$261,700	$138,300

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

April Distribution Declarations

On April 24, 2026, our Board declared a distribution in the amount of $0.1390 per unit and payable on May 5, 2026 to unitholders of record as of April 30, 2026.

May Issuances

Pursuant to our continuous private offering, we held a closing relating to the sale of our Units for an aggregate offering price of $7.7 million effective May 1, 2026.

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

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Deferred Financing Costs and Debt Issuance Costs and Income Taxes. The valuation of investments is our most significant critical estimate. The most significant input is the discount rate used in yield analysis that is based on comparable market yields. Significant increases in the discount rates in isolation would result in a significantly lower fair value measurement. For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to Note 5 “Fair Value Measurements” included in the notes to the consolidated financial statements in Part I, Item 1 in this Report.

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

Market Risk

The market value of a security may move up or down, sometimes rapidly and unpredictably. These fluctuations may cause a security to be worth less than the price originally paid for it, or less than it was worth at an earlier time. Market risk may affect a single issuer, industry, sector of the economy or the market as a whole. Global economies and financial markets are increasingly interconnected, which increases the probabilities that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social, or economic instability at the local, regional, or global level, may also affect the market value of a security. Health crises, such as pandemic and epidemic diseases, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, international conflicts, trade policies and tariffs, government shutdowns, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have an adverse effect on a company’s investments and net asset value and can lead to increased market volatility. See “Part I, Item 1A. Risk Factors—General Risk Factors—We are operating in a period of capital markets disruption and economic uncertainty. These market conditions, when they occur, have materially and adversely affected debt and equity capital markets in the United States, and any future volatility or instability in capital markets may have a negative impact on our business and operations.” and “Part I, Item 1A. Risk Factors—General Risk Factors—Terrorist attacks, acts of war, natural disasters, outbreaks or pandemics, may impact our portfolio companies and our Adviser and harm our business, operating results and financial condition” of our most recent Annual Report on Form 10-K.

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

As of March 31, 2026, approximately 99.9% of our debt investments were at floating rates. Based on our Consolidated Statements of Financial Condition as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments assuming no changes in our investments and borrowing structure as of March 31, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$15,166	$(8,241)	$6,925
Up 200 basis points	$10,111	$(5,494)	$4,617
Up 100 basis points	$5,055	$(2,747)	$2,308
Up 25 basis points	$1,264	$(687)	$577
Down 25 basis points	$(1,264)	$687	$(577)
Down 100 basis points	$(5,055)	$2,747	$(2,308)
Down 200 basis points	$(10,111)	$5,494	$(4,617)
Down 300 basis points	$(14,620)	$8,241	$(6,379)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We could invest in portfolio companies in the insurance services industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the insurance industry in the United States is heavily regulated, and the insurance regulatory framework addresses, among other things: (i) granting licenses to companies and agents to transact particular business activities and (ii) regulating trade, marketing, compensation, and claims practices. Certain of our portfolio companies may be subject to laws and regulations applicable to insurance brokers and to the authority of the insurance regulators in their respective jurisdictions of operation. The cost of compliance with such regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations. Furthermore, the laws and regulations governing the sale of insurance may change in ways that adversely impact the business of our portfolio companies. These changes could impact the manner in which our portfolio companies are permitted to conduct their businesses and could result in increased expenses and/or decreased revenues as well as negatively affect their marketing practices, budgets, and overall level of business, which could adversely impact our business, financial condition, operating results and cash flows. Laws and regulations regulating the health care industry are complex and subject to change and could negatively affect the business of our portfolio companies in the health care industry, which could reduce their profitability and potentially limit their growth. We could invest in portfolio companies in the health care providers and services industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the health care industry in the United States is heavily regulated, and laws and rules governing the health care industry, and interpretations of those laws and rules, are subject to frequent change. The cost of compliance with such laws and regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Changes in laws or regulations, or interpretations thereof, could impact the manner in which our portfolio companies are permitted to conduct their businesses and could result in increased expenses and/or decreased revenues as well as negatively affect their budgets and overall level of business. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.

Laws and regulations regulating the health care industry are complex and subject to change and could negatively affect the business of our portfolio companies in the health care industry, which could reduce their profitability and potentially limit their growth.

We could invest in portfolio companies in the health care providers and services industry and a downturn in the industry could significantly impact the aggregate returns we realize on such investments. For example, the health care industry in the United States is heavily regulated, and laws and rules governing the health care industry, and interpretations of those laws and rules, are subject to frequent change. The cost of compliance with such laws and regulations or any non-compliance could impose material costs on our portfolio companies and negatively affect their business, marketing practices, and budgets. Changes in laws or regulations, or interpretations thereof, could impact the manner in which our portfolio companies are permitted to conduct their businesses and could result in increased expenses and/or decreased revenues as well as negatively affect their budgets and overall level of business. Any of these factors could affect our portfolio company investments and, in turn, materially adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Part I Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on January 27, 2026, February 26, 2026, and March 25, 2026 for the issuance of our Units for the three months ended March 31, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Issuer Purchases of Equity Securities

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LGAM Private Credit LLC
Dated: May 14, 2026	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ David Pessah
David Pessah
Chief Financial Officer
(Principal Financial Officer)