Form 10-Q
period 2026-06-30
LGAM Private Credit LLC
filed 2026-08-11
CIK 1983514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of the registrant’s Common Units outstanding at August 11, 2026 was 12,463,699.

LGAM Private Credit LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements (unaudited)

LGAM Private Credit LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $524,213 and $457,643)	$519,873	$457,113
Non-controlled/affiliated investments, at fair value (amortized cost of $8,007 and $2,328)	7,395	2,128
Total investments, at fair value (amortized cost of $532,220 and $459,971)	527,268	459,241
Cash and cash equivalents	7,077	4,790
Investments in unaffiliated money market fund (cost of $9,645 and $15,344)	9,645	15,344
Deferred financing costs	4,149	3,860
Interest and dividend receivable from non-controlled/non-affiliated investments	3,121	2,803
Interest and dividend receivable from non-controlled/affiliated investments	46	40
Receivable for investments sold/repaid	90	1,816
Other assets	180	87
Total assets	551,576	487,981

Liabilities
Debt	290,700	261,700
Payable for units repurchased	10,736	—
Payable to affiliates (Note 3)	216	29
Distributions payable	1,808	1,570
Management fees payable	617	516
Interest and financing cost payable	2,920	2,262
Income based incentive fees payable	796	643
Accrued expenses and other liabilities	470	343
Total liabilities	308,263	267,063

Commitments and contingencies (Note 7)

Members' Capital
Common Units, par value $0.001 per share (12,463,699 and 11,086,471 units issued and outstanding)	12	11
Paid-in capital in excess of par value	250,100	222,493
Net distributable earnings (accumulated losses)	(6,799)	(1,586)
Total members' capital	$243,313	$220,918
Total liabilities and members' capital	$551,576	$487,981
Net asset value per unit	$19.52	$19.93

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$11,612	$6,688	$21,844	$12,938
Payment-in-kind income	275	67	494	120
Dividend income	29	2	51	5
Other income	321	116	491	240
From non-controlled/affiliated investments:
Interest income	35	15	40	27
Payment-in-kind income	28	38	57	44
Dividend income	12	—	12	—
Other income	1	1	2	1
Total investment income	12,313	6,927	22,991	13,375
Expenses:
Interest and other financing expenses	4,748	2,448	8,855	4,745
Management fees	617	400	1,217	773
Income based incentive fees	796	463	1,504	877
Capital gains incentive fees	—	(11)	—	(103)
Professional fees	375	226	644	555
Directors' fees	52	27	78	53
Administrative service fees	60	71	140	121
General and other expenses	90	48	134	111
Total expenses	6,738	3,672	12,572	7,132
Expense support (Note 3)	—	—	(100)	—
Management fees waiver (Note 3)	—	—	(110)	—
Income based incentive fees waiver (Note 3)	—	—	(110)	—
Net expenses	6,738	3,672	12,252	7,132
Net investment income (loss)	5,575	3,255	10,739	6,243
Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	(1,198)	—	(1,191)	(755)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(399)	(137)	(3,810)	(142)
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(114)	(2)	(412)	17
Translation of assets and liabilities in foreign currencies	—	4	—	6
Net unrealized appreciation (depreciation)	(513)	(135)	(4,222)	(119)
Net realized and unrealized gain (loss)	(1,711)	(135)	(5,413)	(874)
Net increase (decrease) in members' capital resulting from operations	$3,864	$3,120	$5,326	$5,369
Earnings (loss) per unit (basic and diluted):	$0.30	$0.39	$0.42	$0.69
Weighted average units outstanding (basic and diluted)	12,700,637	8,028,312	12,540,745	7,763,275

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Members' capital at beginning of period:	$242,568	$156,517	$220,918	$144,128
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	5,575	3,255	10,739	6,243
Net realized gain (loss)	(1,198)	—	(1,191)	(755)
Net change in unrealized appreciation (depreciation)	(513)	(135)	(4,222)	(119)
Net increase (decrease) in members’ capital resulting from operations	3,864	3,120	5,326	5,369

Distributions to unitholders from:
Distributable earnings	(5,296)	(3,559)	(10,539)	(7,071)
Total distributions to unitholders	(5,296)	(3,559)	(10,539)	(7,071)

Capital transactions:
Issuance of Common Units	12,913	6,817	49,225	20,469
Repurchased units	(10,736)	—	(21,617)	—
Net increase (decrease) in members' capital resulting from capital transactions	2,177	6,817	27,608	20,469
Total increase (decrease) in members' capital	745	6,378	22,395	18,767
Members' capital at end of period	$243,313	$162,895	$243,313	$162,895
Distributions per unit	$0.42	$0.44	$0.84	$0.91

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$5,326	$5,369
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	4,222	125
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	—	(6)
Net realized (gain) loss on investments	1,191	755
Investments in unaffiliated money market fund	5,699	(1,442)
Net accretion of discount and amortization of premium on investments	(605)	(298)
Payment-in-kind interest and dividend capitalized	(579)	(148)
Amortization of deferred financing costs	465	300
Purchases of investments and change in payable for investments purchased	(99,935)	(66,002)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	29,405	13,351
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	(318)	45
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	(6)	(22)
(Increase) decrease in other assets	(93)	(73)
(Decrease) increase in payable to affiliates	187	176
(Decrease) increase in management fees payable	101	67
(Decrease) increase in incentive fees payable	153	(68)
(Decrease) increase in interest payable	658	227
(Decrease) increase in accrued expenses and other liabilities	127	(233)
Net cash provided by (used in) operating activities	(54,002)	(47,877)

Cash flows from financing activities:
Borrowings on debt	71,000	48,000
Repayments on debt	(42,000)	(13,000)
Deferred financing costs paid	(754)	(46)
Distributions paid	(10,301)	(7,030)
Proceeds from issuance of Common Units	49,225	20,469
Repurchases of Common Units	(10,881)	—
Net cash provided by (used in) financing activities	56,289	48,393
Net increase (decrease) in cash and cash equivalents	2,287	516
Effect of foreign exchange rate changes on cash	—	6
Cash and cash equivalents at beginning of period	4,790	2,187
Cash and cash equivalents at end of period	$7,077	$2,709

Supplemental information and non-cash activities:
Excise tax paid	$—	$27
Interest expense paid	$7,731	$4,217
Distributions payable	$1,808	$1,152
Accrued but unpaid repurchases of Common Units	$10,736	$—
Non-cash purchases of investments	$(5,986)	$(2,226)
Non-cash sales of investments	$5,986	$2,226

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	11/29/2030	—	$(12)	$(13)	—
Jonathan Acquisition Company	(5) (6) (9)	First Lien Debt	S +	4.50%	8.23%	11/12/2029	3,546	3,500	3,493	1.44
Jonathan Acquisition Company	(5) (6) (12)	First Lien Debt	P +	3.50%	10.25%	05/11/2029	44	38	37	0.02
ManTech International CP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.16%	09/14/2029	2,624	2,624	2,610	1.07
ManTech International CP	(5) (7)	First Lien Debt	S +	4.50%	8.16%	09/14/2029	38	37	37	0.02
ManTech International CP	(5) (7) (12)	First Lien Debt	P +	3.50%	10.25%	09/14/2028	—	—	(2)	—
Two Six Labs, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	759	755	755	0.31
Two Six Labs, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(1)	(1)	—
								6,941	6,916	2.84
Automobile Components
OEConnection, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	1,493	1,486	1,454	0.60
OEConnection, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	—	(2)	(23)	—
OEConnection, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.14%	12/23/2032	—	(1)	(6)	—
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.30%	08/05/2028	2,972	2,938	2,894	1.19
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.30%	08/05/2028	654	647	637	0.26
Sonny's Enterprises, LLC	(5) (6) (12)	First Lien Debt	S +	5.50%	9.30%	08/05/2027	464	460	449	0.18
								5,528	5,405	2.22
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	1,504	1,486	1,489	0.61
COP Collisionright Parent, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	986	970	964	0.40
COP Collisionright Parent, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.41%	01/29/2030	—	(3)	(2)	—
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	4,029	3,998	4,029	1.66
Drivecentric Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(2)	—	0.00
Drivecentric Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.20%	08/15/2031	—	(3)	—	0.00
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	2,742	2,726	2,695	1.11
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	2,198	2,183	2,159	0.89
Vehlo Purchaser, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.89%	05/24/2028	—	(5)	(14)	—
								11,350	11,320	4.65
Banks
Computer Services, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	2,696	2,684	2,651	1.09
Computer Services, Inc.	(5) (6) (12)	First Lien Debt	S +	4.50%	8.23%	11/17/2031	—	(3)	(21)	—
								2,681	2,630	1.08
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	1,871	1,855	1,829	0.75
Vamos Bidco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	—	(3)	(18)	—
Vamos Bidco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	01/30/2032	39	37	34	0.01
								1,889	1,845	0.76
Building Products
Project Potter Buyer, LLC	(5) (6) (9)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	5,206	5,204	5,206	2.14

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Project Potter Buyer, LLC	(5) (6) (12)	First Lien Debt	S +	5.25%	8.98%	04/23/2027	—	—	—	0.00
								5,204	5,206	2.14
Chemicals
Tank Holding Corp.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.57%	03/31/2028	3,385	3,344	3,241	1.33
Tank Holding Corp.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.57%	03/31/2028	966	953	925	0.38
								4,297	4,166	1.71
Commercial Services & Supplies
Astra Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	4,500	4,468	4,483	1.84
Astra Service Partners, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.24%	11/26/2032	770	762	764	0.31
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	3,528	3,477	3,477	1.43
AWP Group Holdings, Inc.	(5) (6) (12)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.56%	12/22/2032	127	120	120	0.05
Consor Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	701	697	701	0.29
Consor Intermediate II, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	—	(1)	—	0.00
Consor Intermediate II, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	05/12/2031	30	30	30	0.01
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	2,781	2,759	2,781	1.14
CRCI Longhorn Holdings, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	309	305	309	0.13
CRCI Longhorn Holdings, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.40%	08/27/2031	—	(3)	—	0.00
EnergySolutions, LLC	(8)	First Lien Debt	S +	3.25%	6.89%	09/20/2030	756	757	757	0.31
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	581	579	581	0.24
Firebird Acquisition Corp, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	196	195	196	0.08
Firebird Acquisition Corp, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.66%	02/02/2032	—	—	—	0.00
Hercules Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	12/15/2028	2,003	1,994	1,983	0.81
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	4,526	4,491	4,526	1.86
HSI Halo Acquisition, Inc.	(5) (7)	First Lien Debt	S +	5.00%	8.66%	06/30/2031	45	44	45	0.02
HSI Halo Acquisition, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	8.66%	06/28/2030	—	0	0	0.00
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	2,716	2,692	2,710	1.11
Railpros Parent, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	252	247	250	0.10
Railpros Parent, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	7.89%	05/24/2032	—	(4)	(1)	—
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	3,182	3,156	3,146	1.29
Routeware, Inc.	(5) (6) (12)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	347	339	330	0.14
Routeware, Inc.	(5) (6) (12)	First Lien Debt	S +	5.25%	8.92%	09/18/2031	68	66	64	0.03
Tamarack Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	1,810	1,806	1,805	0.74
Tamarack Intermediate, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	605	596	600	0.25
Tamarack Intermediate, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.42%	03/12/2029	—	(1)	(1)	—
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	3,217	3,189	3,128	1.29
Transit Technologies, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.51%	08/20/2031	198	193	173	0.07
Transit Technologies, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.51%	08/20/2030	—	(2)	(9)	—
Vensure Employer Services, Inc.	(5) (8) (9)	First Lien Debt	S +	5.00%	8.72%	09/29/2031	2,531	2,510	2,500	1.03

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vensure Employer Services, Inc.	(5) (8) (12)	First Lien Debt	S +	5.00%	8.72%	09/29/2031	—	(1)	(2)	—
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	2,806	2,788	2,803	1.15
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.26%	06/29/2027	1,990	1,978	1,987	0.82
								40,226	40,236	16.54
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.50%	9.23%	03/28/2030	3,182	3,159	3,083	1.27
Arcoro Holdings Corp.	(5) (6) (12)	First Lien Debt	S +	5.50%	9.23%	03/28/2030	—	(3)	(8)	—
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	1,259	1,259	1,248	0.51
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.43%	02/01/2030	2,350	2,331	2,326	0.96
LJ Avalon Holdings, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.43%	02/01/2029	53	51	50	0.02
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	3,618	3,607	3,591	1.48
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	863	857	856	0.35
Superman Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	08/29/2031	—	(2)	(3)	—
								11,259	11,143	4.58
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.66%	02/03/2031	3,650	3,623	3,473	1.43
PDI TA Holdings, Inc.	(5) (7)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.66%	02/03/2031	304	302	289	0.12
								3,925	3,762	1.55
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	2,372	2,347	2,120	0.87
Any Hour, LLC	(5) (8)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	67	67	60	0.02
Any Hour, LLC	(5) (8) (12)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.48%	05/23/2030	318	315	281	0.12
Any Hour, LLC	(5) (8)	Unsecured Debt		13.00% PIK	13.00%	05/23/2031	774	764	637	0.26
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	2,116	2,098	2,074	0.85
DA Blocker Corp.	(5) (7) (10) (12)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	—	(3)	(13)	—
DA Blocker Corp.	(5) (7) (10) (12)	First Lien Debt	S +	4.75%	8.48%	02/10/2032	31	29	26	0.01
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	943	936	928	0.38
Eclipse Buyer, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	—	(1)	(3)	—
Eclipse Buyer, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.15%	09/08/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2031	5,876	5,831	5,522	2.27
Essential Services Holding Corporation	(5) (7) (12)	First Lien Debt	S +	5.75% (incl. 2.88% PIK)	9.30%	06/17/2030	25	25	22	0.01
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	4,927	4,878	4,927	2.02

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
EVDR Purchaser, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	—	(5)	—	0.00
EVDR Purchaser, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.14%	02/14/2031	149	143	149	0.06
GarageCo Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	773	766	761	0.31
GarageCo Intermediate II, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(5)	(17)	—
GarageCo Intermediate II, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	7.91%	08/02/2032	—	(3)	(5)	—
Kodiak Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	1,227	1,216	1,226	0.50
Kodiak Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	39	37	38	0.02
Kodiak Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	7.98%	07/26/2032	—	(3)	—	0.00
LHS Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	3,807	3,756	3,711	1.53
LHS Borrower, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.89%	09/04/2031	76	72	69	0.03
								23,259	22,512	9.25
Diversified Telecommunication Services
Orbcomm, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	3,804	3,767	3,767	1.55
Orbcomm, Inc.	(5) (7) (12)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	114	111	111	0.05
Orbcomm, Inc.	(5) (7) (12)	First Lien Debt	S +	5.25%	8.92%	04/27/2032	—	(6)	(6)	—
								3,872	3,872	1.59
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	1,676	1,668	1,676	0.69
Accel International Holdings, Inc.	(5) (8) (12)	First Lien Debt	S +	4.25%	7.89%	04/26/2032	57	57	57	0.02
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	770	760	710	0.29
Spark Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	—	(2)	(24)	—
Spark Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.89%	10/15/2031	86	84	74	0.03
								2,567	2,493	1.02
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	1,865	1,849	1,838	0.76
NDT Global Holding, Inc.	(5) (8) (10) (12)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	366	360	353	0.15
NDT Global Holding, Inc.	(5) (8) (10) (12)	First Lien Debt	S +	4.50%	8.14%	06/04/2032	—	(3)	(6)	—
Pamlico Avant Holdings, LP	(5) (7) (9)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	4,833	4,787	4,760	1.96
Pamlico Avant Holdings, LP	(5) (7) (12)	First Lien Debt	S +	4.25%	7.98%	12/31/2032	—	(6)	(10)	—
								6,987	6,935	2.85
Financial Services
365 Retail Market, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	7,123	7,053	7,053	2.90
365 Retail Market, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	—	(3)	(3)	—
365 Retail Market, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.48%	05/06/2033	103	95	95	0.04
BCTO Bluebill Midco, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	4,889	4,845	4,816	1.98
BCTO Bluebill Midco, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.17%	07/30/2032	—	(5)	(9)	—
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	800	800	796	0.33
Cerity Partners, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	—	(2)	(4)	—
Cerity Partners, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	07/28/2031	34	34	34	0.01
Cliffwater, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.14%	04/22/2032	3,608	3,576	3,581	1.47

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Cliffwater, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.14%	04/22/2032	—	(3)	(3)	—
GC Waves Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	2,441	2,441	2,421	1.00
GC Waves Holdings, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.14%	10/04/2030	2,325	2,305	2,270	0.93
GTCR ABC Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	3,015	2,986	2,986	1.23
GTCR ABC Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	—	(6)	(6)	—
GTCR ABC Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	04/14/2033	—	(6)	(6)	—
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	1,121	1,112	1,101	0.45
MAI Capital Management Intermediate, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	1,039	1,025	1,013	0.42
MAI Capital Management Intermediate, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	08/29/2031	—	(3)	(7)	—
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	3,028	2,996	2,991	1.23
PMA Parent Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	01/31/2031	—	(2)	(3)	—
Trintech, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	3,770	3,735	3,685	1.51
Trintech, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(3)	(14)	—
Trintech, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.39%	01/28/2033	—	(4)	(11)	—
								32,966	32,776	13.47
Ground Transportation
eShipping, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	2,841	2,827	2,812	1.16
eShipping, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(3)	(11)	—
eShipping, LLC	(5) (7) (12)	First Lien Debt	P +	3.50%	10.25%	12/23/2032	—	(2)	(5)	—
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	5,404	5,377	5,371	2.21
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	3,399	3,366	3,349	1.38
SV Newco 2, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	5.00%	8.73%	06/02/2031	196	191	193	0.08
								11,756	11,709	4.81
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	2,714	2,688	2,688	1.10
CSHC Buyerco, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	235	231	231	0.09
CSHC Buyerco, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	04/29/2033	—	(5)	(5)	—
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	798	795	794	0.33
PerkinElmer U.S., LLC	(5) (6) (12)	First Lien Debt	S +	4.50%	8.17%	03/13/2029	—	(3)	(7)	—
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	3,312	3,295	3,312	1.36
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	360	355	360	0.15
Tidi Legacy Products, Inc.	(5) (6) (12)	First Lien Debt	S +	4.50%	8.14%	12/19/2029	—	(3)	—	0.00
								7,353	7,373	3.03
Health Care Providers & Services
Blue River PetCare, LLC	(5) (9)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	537	537	532	0.22
Blue River PetCare, LLC	(5) (12)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(3)	(10)	—
Blue River PetCare, LLC	(5) (12)	First Lien Debt	S +	5.00%	8.64%	08/01/2029	—	(1)	(2)	—
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	9.92%	08/18/2028	5,534	5,515	5,347	2.20
iCIMS, Inc.	(5) (7) (12)	First Lien Debt	S +	6.25%	9.92%	08/18/2028	142	141	125	0.05
Imagine 360, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	3,193	3,174	3,193	1.31

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Imagine 360, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	(1)	—	0.00
Imagine 360, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	10/02/2028	—	(2)	—	0.00
Invictus Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	1,592	1,580	1,592	0.65
Invictus Buyer, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	673	668	673	0.28
Invictus Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	06/03/2031	—	(2)	—	0.00
Merative, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	6,146	6,117	6,146	2.53
Merative, LP	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	—	(2)	—	0.00
Merative, LP	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	09/30/2032	0	(3)	0	0.00
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	4,822	4,778	4,641	1.91
mPulse Mobile, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(2)	(17)	—
mPulse Mobile, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	02/25/2033	—	(6)	(26)	—
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.73%	06/03/2030	10,840	10,737	10,731	4.41
Pareto Health Intermediate Holdings, Inc.	(5) (6) (12)	First Lien Debt	S +	5.00%	8.73%	06/01/2029	—	(8)	(9)	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	1,960	1,960	1,931	0.79
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	9.42%	08/31/2029	1,242	1,235	1,224	0.50
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	01/05/2033	1,345	1,339	1,336	0.55
Stepping Stones Healthcare Services, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	12/18/2032	—	(4)	(13)	—
Stepping Stones Healthcare Services, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	12/18/2032	—	(2)	(3)	—
TA Polaris Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	6,973	6,940	6,910	2.84
TA Polaris Buyer, Inc.	(5) (8) (12)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	901	892	875	0.36
TA Polaris Buyer, Inc.	(5) (8) (12)	First Lien Debt	S +	4.25%	7.91%	12/12/2032	—	(4)	(8)	—
								45,573	45,168	18.56
Health Care Technology
Hyland Software, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.39%	09/19/2030	3,717	3,686	3,711	1.53
Hyland Software, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.39%	09/19/2029	—	(1)	—	0.00
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	2.75%	6.51%	03/10/2028	977	976	976	0.40
								4,661	4,687	1.93
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	3,802	3,781	3,734	1.53
Aptean, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	—	(2)	(7)	—
Aptean, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.42%	01/30/2031	58	56	53	0.02
Goose Borrower, LP	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	03/02/2033	6,184	6,125	6,122	2.52
Goose Borrower, LP	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	03/02/2033	—	(10)	(11)	—
Raptor Merger Sub Debt, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	3,365	3,365	3,338	1.37
Raptor Merger Sub Debt, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	1,095	1,087	1,079	0.44
Raptor Merger Sub Debt, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	04/01/2030	147	147	142	0.06
								14,549	14,450	5.94
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.14%	09/19/2031	975	978	961	0.39
Fetch, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	7,480	7,407	7,405	3.04
Fetch, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(11)	(11)	—
Fetch, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.39%	03/31/2033	—	(13)	(13)	—
Foundation Risk Partners Corp.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	10/29/2030	1,393	1,386	1,393	0.57

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Foundation Risk Partners Corp.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	10/29/2029	46	45	46	0.02
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	2,269	2,251	2,238	0.92
Galway Borrower, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	09/29/2028	2,404	2,392	2,358	0.97
Higginbotham Insurance Agency, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.14%	06/11/2031	5,176	5,167	5,176	2.13
Higginbotham Insurance Agency, Inc.	(5) (6) (12)	First Lien Debt	S +	4.50%	8.14%	06/11/2031	322	319	322	0.13
High Street Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	7.98%	04/14/2028	642	634	636	0.26
Inszone Mid, LLC	(5) (6) (12)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	983	964	958	0.39
Inszone Mid, LLC	(5) (6) (12)	First Lien Debt	S +	5.25%	8.98%	11/30/2029	—	(2)	(2)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	4,865	4,865	4,865	2.00
Integrity Marketing Acquisition, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.67%	08/25/2028	—	0	—	0.00
Iris Specialty Acquisition, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	8,824	8,783	8,806	3.62
Iris Specialty Acquisition, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	134	131	131	0.05
Iris Specialty Acquisition, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	11/22/2032	297	292	295	0.12
Majesco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	01/07/2033	4,983	4,972	4,946	2.03
Majesco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	01/07/2033	—	(1)	(3)	—
One, Inc. Software Corporation	(5) (7) (9)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	5,105	5,058	5,029	2.07
One, Inc. Software Corporation	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	—	(4)	(15)	—
One, Inc. Software Corporation	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	12/06/2032	—	(4)	(6)	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.88%	10/16/2028	2,858	2,855	2,789	1.15
USI, Inc.		First Lien Debt	S +	2.25%	5.98%	11/21/2029	973	976	969	0.40
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	8.73%	04/03/2030	5,410	5,322	5,383	2.21
								54,762	54,656	22.46
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	3,473	3,441	3,421	1.41
FMG Suite Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(4)	(14)	—
FMG Suite Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.17%	09/09/2032	—	(5)	(9)	—
								3,432	3,398	1.40
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	2,566	2,543	2,515	1.03
Apollo Acquisition, Inc.	(5) (7) (12)	First Lien Debt	S +	5.25%	8.90%	12/30/2031	4	1	(6)	—
Apollo Acquisition, Inc.	(5) (7) (12)	First Lien Debt	S +	5.25%	8.90%	12/30/2030	—	(3)	(6)	—
Bridgepointe Technologies, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	5,914	5,856	5,856	2.41
Bridgepointe Technologies, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	371	358	358	0.15
Bridgepointe Technologies, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.48%	04/18/2033	—	(7)	(7)	—
Cyber US Bidco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	4,044	4,006	3,964	1.63
Cyber US Bidco, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(4)	(16)	—
Cyber US Bidco, LLC	(5) (7) (10) (12)	First Lien Debt	S +	5.00%	8.73%	12/30/2032	—	(3)	(7)	—
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	3,870	3,837	3,855	1.58
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.24%	03/09/2029	1,980	1,972	1,972	0.81
Redwood Services Group, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.99%	06/15/2029	76	75	64	0.03
Ridge Trail US Bidco, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	3,866	3,826	3,866	1.59

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Ridge Trail US Bidco, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	4.50%	8.23%	09/30/2031	164	156	164	0.07
Ridge Trail US Bidco, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	4.50%	8.23%	03/31/2031	0	(4)	0	0.00
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	2,775	2,752	2,636	1.08
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	8.73%	02/02/2032	637	632	605	0.25
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	138	135	120	0.05
Victors Purchaser, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	4,542	4,511	4,542	1.87
Victors Purchaser, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(3)	—	0.00
Victors Purchaser, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	59	55	59	0.02
								30,691	30,534	12.55
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	4,764	4,727	4,712	1.94
Model N, Inc.	(5) (7)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	49	48	48	0.02
Model N, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	06/27/2031	—	—	(1)	—
Parexel International Corporation		First Lien Debt	S +	2.50%	6.14%	12/12/2031	937	939	937	0.39
								5,714	5,696	2.34
Machinery
TK Elevator US Newco, Inc.	(8)	First Lien Debt	S +	2.75%	6.38%	04/30/2030	975	978	979	0.40

Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	5,086	5,050	5,012	2.06
Vessco Midco Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.15%	07/24/2031	1,335	1,323	1,301	0.53
Vessco Midco Holdings, LLC	(5) (7) (12)	First Lien Debt	P +	3.50%	10.25%	07/24/2031	—	(3)	(7)	—
								6,370	6,306	2.59
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	900	896	886	0.36
Real Chemistry Intermediate III, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	268	267	262	0.11
Real Chemistry Intermediate III, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	04/12/2032	—	(1)	(3)	—
Specialty Pharma III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	3,706	3,688	3,669	1.51
Specialty Pharma III, Inc.	(5) (8) (12)	First Lien Debt	S +	4.75%	8.44%	12/23/2032	60	58	55	0.02
								4,908	4,869	2.00
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	3,693	3,676	3,666	1.51
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	639	632	625	0.26
Accordion Partners, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.67%	11/17/2031	—	(3)	(3)	—
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	1,609	1,596	1,588	0.65
Ascend Partner Services, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	4,142	4,104	4,082	1.68
Ascend Partner Services, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.13%	08/11/2031	—	(4)	(7)	—
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	6,188	6,164	6,143	2.52
Bullhorn, Inc.	(5) (6)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	771	770	766	0.31

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Bullhorn, Inc.	(5) (6) (12)	First Lien Debt	S +	5.00%	8.64%	10/01/2029	45	44	42	0.02
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	568	563	564	0.23
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	103	101	100	0.04
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	11/18/2031	22	21	21	0.01
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.41%	07/22/2031	4,588	4,570	4,565	1.88
ComPsych Investment Corp.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.41%	07/22/2031	—	(2)	(7)	—
Corporation Service Company	(8)	First Lien Debt	S +	2.00%	5.64%	11/02/2029	706	708	701	0.29
Deerfield Dakota Holding, LLC	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	9,298	9,215	9,125	3.75
Deerfield Dakota Holding, LLC	(5) (7) (12)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.48%	09/13/2032	314	307	298	0.12
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	886	881	886	0.36
IG Investment Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.66%	09/22/2028	—	(1)	—	0.00
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	436	432	433	0.18
UHY Advisors, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	293	290	290	0.12
UHY Advisors, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.42%	11/21/2031	25	24	24	0.01
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	4,171	4,141	4,067	1.67
Verdantas, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.98%	05/06/2031	114	112	111	0.05
Verdantas, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.98%	05/06/2030	84	81	77	0.03
WIPFLI Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	2,769	2,757	2,742	1.13
WIPFLI Advisory, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	171	168	161	0.07
WIPFLI Advisory, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	7.94%	10/01/2032	—	(3)	(7)	—
								41,344	41,053	16.87
Real Estate Management & Development
Associations, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	858	858	858	0.35
Associations, Inc.	(5) (6) (12)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	36	35	36	0.01
Associations, Inc.	(5) (6) (12)	First Lien Debt	S +	6.50%	10.42%	07/03/2028	—	—	—	0.00
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	682	679	682	0.28
Inhabitiq, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	—	—	0.00
Inhabitiq, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.14%	01/12/2032	—	—	—	0.00
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	8,932	8,925	8,912	3.66
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	1,191	1,185	1,187	0.49
MRI Software, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.48%	02/10/2028	196	194	194	0.08
								11,876	11,869	4.88
Software
Apryse Software Corp.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	3,694	3,661	3,694	1.52
Apryse Software Corp.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.24%	06/28/2032	180	177	180	0.07
Archduke Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	5.50%	9.16%	12/03/2032	3,776	3,741	3,684	1.51
Archduke Buyer, Inc.	(5) (8) (12)	First Lien Debt	S +	5.50%	9.16%	12/03/2032	—	(3)	(7)	—
Artifact Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.15%	7.88%	07/28/2031	2,113	2,097	2,113	0.87
Artifact Bidco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.15%	7.88%	07/28/2031	—	(2)	—	0.00
Artifact Bidco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.15%	7.88%	07/26/2030	—	(2)	—	0.00
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	6,429	6,382	6,227	2.56

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	1,429	1,417	1,384	0.57
AuditBoard, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	8.72%	07/14/2031	—	(4)	(18)	—
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	1,202	1,193	1,187	0.49
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	5,353	5,270	5,183	2.13
Banyan Software Holdings, LLC	(5) (6) (12)	First Lien Debt	S +	5.50%	9.14%	01/02/2031	24	23	22	0.01
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	1,926	1,938	1,926	0.79
Coupa Holdings, LLC	(5) (7)	First Lien Debt	S +	5.25%	8.91%	02/27/2030	175	175	175	0.07
Coupa Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.91%	02/27/2029	90	90	90	0.04
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	10,205	10,186	10,017	4.12
Diligent Corporation	(5) (7) (12)	First Lien Debt	S +	8.42% PIK	12.09%	08/02/2030	442	440	421	0.17
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	2,947	2,941	2,947	1.21
Emburse, Inc.	(5) (7) (12)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(1)	0	0.00
Emburse, Inc.	(5) (7) (12)	First Lien Debt	S +	4.25%	7.98%	05/28/2032	—	(1)	0	0.00
Espresso Bidco, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	2,230	2,203	2,186	0.90
Espresso Bidco, Inc.	(5) (7) (12)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	552	544	540	0.22
Espresso Bidco, Inc.	(5) (7) (12)	First Lien Debt	S +	5.75% (incl. 3.13% PIK)	9.48%	03/25/2032	—	(3)	(5)	—
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	6,747	6,721	6,747	2.77
Everbridge Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	41	41	41	0.02
Everbridge Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.68%	07/02/2031	0	0	0	0.00
Formstack Acquisition, Co.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	1,847	1,828	1,830	0.75
Formstack Acquisition, Co.	(5) (6)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	180	178	178	0.07
Formstack Acquisition, Co.	(5) (6) (12)	First Lien Debt	S +	5.25%	8.98%	03/28/2030	79	75	75	0.03
Fullsteam Operations, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	4,846	4,803	4,708	1.93
Fullsteam Operations, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	—	(7)	(46)	—
Fullsteam Operations, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.90%	08/08/2031	175	170	160	0.07
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	2,398	2,382	2,398	0.99
Granicus, Inc.	(5) (7) (12)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.41%	01/17/2031	2,123	2,114	2,123	0.87
Granicus, Inc.	(5) (7) (12)	First Lien Debt	P +	4.25%	11.00%	01/17/2031	26	24	26	0.01
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	6,424	6,405	6,029	2.48
GS AcquisitionCo, Inc.	(5) (6)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	6	6	6	0.00
GS AcquisitionCo, Inc.	(5) (6) (12)	First Lien Debt	S +	5.25%	8.98%	05/25/2028	487	486	457	0.19
Hootsuite, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.50%	9.17%	05/22/2030	2,646	2,618	2,606	1.07
Hootsuite, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	5.50%	9.17%	05/22/2030	36	33	32	0.01
Icefall Parent, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.23%	01/25/2030	2,653	2,618	2,653	1.09
Icefall Parent, Inc.	(5) (6) (12)	First Lien Debt	S +	4.50%	8.23%	01/25/2030	-	(3)	0	0.00
Jawbreaker Parent, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	7,931	7,856	7,812	3.21

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Jawbreaker Parent, Inc.	(5) (8) (12)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(5)	(16)	—
Jawbreaker Parent, Inc.	(5) (8) (12)	First Lien Debt	S +	4.75%	8.48%	01/31/2033	—	(10)	(16)	—
LogRhythm, Inc.	(5) (6) (9)	First Lien Debt	S +	7.50% (incl. 6.75% PIK)	11.16%	07/02/2029	1,375	1,348	1,193	0.49
LogRhythm, Inc.	(5) (6) (12)	First Lien Debt	S +	7.50% (incl. 6.75% PIK)	11.16%	07/02/2029	—	(2)	(18)	—
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	4,138	4,091	4,065	1.67
Nasuni Corporation	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	09/10/2030	—	(9)	(15)	—
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	4,840	4,816	4,840	1.99
Onit, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(1)	—	0.00
Onit, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.36%	01/27/2032	—	(1)	—	0.00
Rivet Bidco Limited	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	3,165	3,134	3,134	1.29
Rivet Bidco Limited	(5) (8) (10) (12)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(12)	(12)	—
Rivet Bidco Limited	(5) (8) (10) (12)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	292	285	285	0.12
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	3,233	3,201	3,140	1.29
Saturn Borrower, Inc.	(5) (6) (12)	First Lien Debt	S +	6.00%	9.73%	11/10/2028	146	141	131	0.05
Vanco Payment Solutions, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	3,706	3,672	3,632	1.49
Vanco Payment Solutions, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	12/01/2031	—	(2)	(4)	—
								101,456	100,120	41.15
Specialty Retail
Les Schwab Tire Centers		First Lien Debt	S +	2.50%	6.17%	04/23/2031	978	978	973	0.40

Transportation Infrastructure
Jeppesen Holdings, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	9,790	9,745	9,693	3.98
Jeppesen Holdings, LLC	(5) (8) (12)	First Lien Debt	S +	4.75%	8.41%	11/01/2032	—	(2)	(5)	—
								9,743	9,688	3.98
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	3,470	3,439	3,444	1.42
CCI Buyer, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	05/13/2032	—	(2)	(2)	—
Mobile Communications America, Inc.	(5) (6) (12)	First Lien Debt	S +	4.75%	8.42%	10/16/2029	217	212	217	0.09
								3,649	3,659	1.50
Total Debt Investments - non-controlled/non-affiliated								$522,744	$518,404	213.06%
Debt Investments - non-controlled/affiliated
Health Care Providers & Services
DCA Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	6.50% (incl. 2.25% PIK)	10.25%	06/02/2031	3,872	3,872	3,872	1.59
DCA Buyer, LLC	(5) (7) (13)	First Lien Debt	S +	5.00%	8.75%	06/02/2031	573	567	567	0.23
								4,439	4,439	1.82
Professional Services

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
KWOR Acquisition, Inc.	(5) (6) (13)	Second Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	496	496	496	0.20
KWOR Acquisition, Inc.	(5) (6) (12) (13)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	—	(5)	—	0.00
KWOR Acquisition, Inc.	(5) (6) (12) (13)	First Lien Debt	S +	6.25% (incl. 5.25% PIK)	9.92%	02/28/2030	—	(8)	—	0.00
KWOR Acquisition, Inc.	(5) (6) (13)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	527	527	345	0.14
								1,010	841	0.35
Total Debt Investments - non-controlled/affiliated								$5,449	$5,280	2.17%
Total Debt Investments								$528,193	$523,684	215.23%

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (14)	Common Equity			01/17/2025	50,000	$48	$72	0.03%

Diversified Consumer Services
Eclipse Topco, Inc.	(5) (11)	Preferred Equity		12.50% PIK	09/05/2024	10	127	121	0.05
Leaf Home, LLC	(5) (11)	Preferred Equity		14.00% PIK	09/05/2025	250	271	331	0.14
Leaf Home, LLC	(5) (11) (14)	Warrants			09/05/2025	1	0	0	0.00
							398	452	0.19
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (14)	Common Equity			10/15/2024	1,500	150	69	0.03
							150	69	0.03
Financial Services
GTCR ABC Holdings, LLC	(5) (11) (14)	Common Equity			04/14/2026	499,501	—	—	—
GTCR ABC Holdings, LLC	(5) (11)	Preferred Equity		8.00% PIK	04/14/2026	500	508	508	0.21
							508	508	0.21
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (11) (14)	Common Equity			09/09/2025	250	—	—	—
FMG Suite Holdings, LLC	(5) (11)	Preferred Equity		8.00% PIK	09/09/2025	250	267	256	0.11
							267	256	0.11
Professional Services
Verdantas, LLC	(5) (11) (14)	Common Equity			05/03/2024	796	1	1	0.00
Verdantas, LLC	(5) (11)	Preferred Equity		10.00% PIK	05/03/2024	78,804	97	111	0.05
							98	112	0.05
Total Equity Investments - non-controlled/non-affiliated							$1,469	$1,469	0.60%
Equity Investments - non-controlled/affiliated
Health Care Providers & Services
DCA TopCo, LP	(5) (11) (13) (14)	Common Equity			06/02/2026	249,284	2,115	2,115	0.87
							2,115	2,115	0.87
Professional Services
KWOR Intermediate I, Inc.	(5) (11) (13) (14)	Common Equity			02/28/2025	283	108	—	0.00
KWOR Intermediate I, Inc.	(5) (11) (13) (15)	Preferred Equity	S +	8.00% PIK	02/28/2025	302,502	335	—	0.00
							443	—	0.00
Total Equity Investments - non-controlled/affiliated							2,558	2,115	0.87
Total Equity Investments							$4,027	$3,584	1.47%
Total Portfolio Investments							$532,220	$527,268	216.70%

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Cash and Cash Equivalents and Short Term Investments
J.P. Morgan US Government Money Market Fund Institutional Shares			3.49%			9,645	9,645	3.96
Cash and Cash Equivalents						7,077	7,077	2.91
Total Cash and Cash Equivalents and Short Term Investments						$16,722	$16,722	6.87%
Total Portfolio Investments, Cash and Cash Equivalents and Short Term Investments						$548,942	$543,990	223.57%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25.00% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5.00% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company was an “affiliated person” of two of its portfolio companies, as indicated below.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026. As of June 30, 2026, the reference rates for our variable rate loans were the C at 2.34%, the 1-month E at 2.20%, the 1-month S at 3.65%, the 3-month S at 3.73%, the 6-month S at 3.85%, the SA at 3.73%, and the P at 6.75%.
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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026 non-qualifying assets represented 4.22% of total assets as calculated in accordance with regulatory requirements.
(11)
Securities exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of June 30, 2026, the aggregate fair value of these securities was $3,584 or 1.47% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2026.
(13)
As defined in the 1940 Act, the Company is deemed to be an "affiliated person" of the portfolio company as the Company owns, either directly or indirectly, 5% or more of the portfolio company's voting securities ("non-controlled affiliate").
(14)
Non-income producing security.
(15)
Investment was on non-accrual status as of June 30, 2026.

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$516	$(3)
365 Retail Market, LLC	Revolver	05/06/2033	757	(7)
AA&D Midco, Inc.	Revolver	11/29/2030	1,332	(13)
Accel International Holdings, Inc.	Revolver	04/26/2032	231	-
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	1,213	(9)
Accordion Partners, LLC	Revolver	11/17/2031	436	(3)
Any Hour, LLC	Revolver	05/23/2030	31	(3)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	494	(10)
Apollo Acquisition, Inc.	Revolver	12/30/2030	328	(7)
Apryse Software Corp.	Revolver	06/28/2032	127	-
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	388	(7)
Aptean, Inc.	Revolver	01/30/2031	195	(4)
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(7)
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(8)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	-
Artifact Bidco, Inc.	Revolver	07/26/2030	369	-
Ascend Partner Services, LLC	Delayed Draw Term Loan	08/09/2027	642	(8)
Ascend Partner Services, LLC	Revolver	08/11/2031	561	(7)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	32	-
Associations, Inc.	Revolver	07/03/2028	54	-
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	710	(3)
AuditBoard, Inc.	Revolver	07/14/2031	571	(18)
AWP Group Holdings, Inc.	Revolver	12/22/2032	355	(5)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	8,252	(103)
Banyan Software Holdings, LLC	Revolver	01/02/2031	106	(1)
BCTO Bluebill Midco, Inc.	Revolver	07/30/2032	611	(9)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	1,380	(10)
Blue River PetCare, LLC	Revolver	08/01/2029	251	(2)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/17/2028	1,944	(11)
Bridgepointe Technologies, LLC	Revolver	04/18/2033	772	(7)
Bullhorn, Inc.	Revolver	10/01/2029	291	(2)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	188	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	112	(1)
CCI Buyer, Inc.	Revolver	05/13/2032	204	(2)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	788	(4)
Cerity Partners, LLC	Revolver	07/28/2031	37	-
Cliffwater, LLC	Revolver	04/22/2032	346	(3)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	1,333	(7)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,241	(21)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	249	-
Consor Intermediate II, LLC	Revolver	05/12/2031	92	-
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	1,267	(13)
COP Collisionright Parent, LLC	Revolver	01/29/2030	240	(2)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Coupa Holdings, LLC	Revolver	02/27/2029	45	-
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2026	396	-
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	471	-
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	344	(2)
CSHC Buyerco, LLC	Revolver	04/29/2033	507	(5)
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(16)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(7)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(13)
DA Blocker Corp.	Revolver	02/10/2032	190	(4)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	543	(10)
Diligent Corporation	Revolver	08/02/2030	676	(13)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	500	-
Drivecentric Holdings, LLC	Revolver	08/15/2031	471	-
Eclipse Buyer, Inc.	Delayed Draw Term Loan	09/06/2026	160	(3)
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	(1)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	526	-
Emburse, Inc.	Revolver	05/28/2032	526	-
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)
eShipping, LLC	Revolver	12/23/2032	537	(5)
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	48	(1)
Espresso Bidco, Inc.	Revolver	03/25/2032	264	(5)
Essential Services Holding Corporation	Revolver	06/17/2030	32	(2)
EVDR Purchaser, Inc.	Delayed Draw Term Loan	08/14/2026	784	-
EVDR Purchaser, Inc.	Revolver	02/14/2031	321	-
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	65	-
Everbridge Holdings, LLC	Revolver	07/02/2031	43	-
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	2,200	(11)
Fetch, Inc.	Revolver	03/31/2033	1,320	(13)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	135	-
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	100	-
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	943	(14)
FMG Suite Holdings, LLC	Revolver	09/09/2032	566	(8)
Formstack Acquisition, Co.	Revolver	03/28/2030	296	(3)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	600	-
Foundation Risk Partners Corp.	Revolver	10/29/2029	88	-
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	1,615	(46)
Fullsteam Operations, LLC	Revolver	08/08/2031	363	(10)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	833	(12)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,136	(17)
GarageCo Intermediate II, LLC	Revolver	08/02/2032	341	(5)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	4,156	(35)
Goose Borrower, LP	Revolver	03/02/2033	1,097	(11)
Granicus, Inc.	Delayed Draw Term Loan	07/31/2026	265	-
Granicus, Inc.	Revolver	01/17/2031	303	-

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS AcquisitionCo, Inc.	Revolver	05/25/2028	-	-
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	04/14/2028	1,256	(6)
GTCR ABC Buyer, LLC	Revolver	04/14/2033	628	(6)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	266	-
Hootsuite, Inc.	Revolver	05/22/2030	264	(4)
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	-
Hyland Software, Inc.	Revolver	09/19/2029	181	-
Icefall Parent, Inc.	Revolver	01/25/2030	261	-
iCIMS, Inc.	Revolver	08/18/2028	348	(12)
IG Investment Holdings, LLC	Revolver	09/22/2028	101	-
Imagine 360, LLC	Delayed Draw Term Loan	09/20/2026	458	-
Imagine 360, LLC	Revolver	10/02/2028	284	-
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	191	-
Inhabitiq, Inc.	Revolver	01/12/2032	120	-
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	2,296	(17)
Inszone Mid, LLC	Revolver	11/30/2029	219	(2)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	-
Invictus Buyer, LLC	Revolver	06/03/2031	250	-
Iris Specialty Acquisiton, LLC	Delayed Draw Term Loan	11/20/2028	1,353	(3)
Iris Specialty Acquisiton, LLC	Revolver	11/22/2032	1,011	(2)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	1,034	(16)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	1,034	(16)
Jeppesen Holdings, LLC	Revolver	11/01/2032	490	(5)
Jonathan Acquisition Company	Revolver	05/11/2029	393	(6)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	391	(1)
Kodiak Buyer, LLC	Revolver	07/26/2032	343	-
LHS Borrower, LLC	Revolver	09/04/2031	217	(5)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	618	(5)
LJ Avalon Holdings, LLC	Revolver	02/01/2029	390	(3)
LogRhythm, Inc.	Revolver	07/02/2029	136	(18)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	220	(4)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	800	(4)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	406	(7)
Majesco, Inc.	Revolver	01/07/2033	433	(3)
ManTech International CP	Revolver	09/14/2028	318	(2)
Merative, LP	Delayed Draw Term Loan	09/30/2027	706	-
Merative, LP	Revolver	09/30/2032	618	-
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	782	-
Model N, Inc.	Revolver	06/27/2031	52	(1)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	462	(17)
mPulse Mobile, Inc.	Revolver	02/25/2033	692	(26)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	934	(2)
MRI Software, LLC	Revolver	02/10/2028	588	(1)
Nasuni Corporation	Revolver	09/10/2030	862	(15)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	468	(7)
NDT Global Holding, Inc.	Revolver	06/04/2032	418	(6)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(23)
OEConnection, LLC	Revolver	12/23/2032	231	(6)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	982	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	393	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	278	-
Onit, Inc.	Revolver	01/27/2032	93	-
Orbcomm, Inc.	Delayed Draw Term Loan	04/27/2028	429	(3)
Orbcomm, Inc.	Revolver	04/27/2032	652	(6)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	655	(10)
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	921	(9)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,452	(7)
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(3)
Project Potter Buyer, LLC	Revolver	04/23/2027	150	-
Railpros Parent, LLC	Delayed Draw Term Loan	05/24/2027	589	(1)
Railpros Parent, LLC	Revolver	05/24/2032	421	(1)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	1,822	(9)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	403	(3)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	132	(2)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	200	(3)
Redwood Services Group, LLC	Delayed Draw Term Loan	02/11/2028	386	(10)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	1,017	-
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	394	-
Rivet Bidco Limited	Delayed Draw Term Loan	04/09/2029	2,499	(12)
Rivet Bidco Limited	Revolver	04/08/2032	375	(4)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2026	1,131	(13)
Routeware, Inc.	Revolver	09/18/2031	273	(3)
Saturn Borrower, Inc.	Revolver	11/10/2028	389	(11)
Sonny's Enterprises, LLC	Revolver	08/05/2027	115	(3)
Spark Buyer, LLC	Delayed Draw Term Loan	10/15/2026	313	(24)
Spark Buyer, LLC	Revolver	10/15/2031	70	(5)
Specialty Pharma III, Inc.	Revolver	12/23/2032	418	(4)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/05/2028	1,742	(13)
Stepping Stones Healthcare Services, LLC	Revolver	12/18/2032	401	(3)
Superman Holdings, LLC	Revolver	08/29/2031	387	(3)
SV Newco 2, Inc.	Delayed Draw Term Loan	03/22/2028	5,075	(30)
SV Newco 2, Inc.	Revolver	06/02/2031	366	(2)
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,005	(18)
TA Polaris Buyer, Inc.	Revolver	12/12/2032	872	(8)
Tamarack Intermediate, LLC	Delayed Draw Term Loan	07/01/2027	1,464	(4)
Tamarack Intermediate, LLC	Revolver	03/12/2029	572	(1)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	219	(11)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	261	-

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2026	367	(10)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	366	(10)
Transit Technologies, LLC	Revolver	08/20/2030	341	(9)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	628	(14)
Trintech, Inc.	Revolver	01/28/2033	471	(11)
Two Six Labs, LLC	Revolver	08/20/2030	150	(1)
UHY Advisors, Inc.	Delayed Draw Term Loan	11/22/2026	148	(1)
UHY Advisors, Inc.	Revolver	11/21/2031	92	(1)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	787	(18)
Vamos Bidco, Inc.	Revolver	01/30/2032	197	(4)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(4)
Vehlo Purchaser, LLC	Revolver	05/24/2028	806	(14)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	161	(2)
Verdantas, LLC	Revolver	05/06/2030	208	(5)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	07/24/2026	23	-
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	986	(14)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	452	(7)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	736	-
Victors Purchaser, LLC	Revolver	12/23/2032	546	-
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	867	(9)
WIPFLI Advisory, LLC	Revolver	10/01/2032	692	(7)
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$121,135	$(1,256)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	307	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	225	—
Total First Lien Debt Unfunded Commitments – non-controlled/affiliated			$532	$—
Total Unfunded Commitments			$121,667	$(1,256)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In thousands, except share amounts)

(15)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5.00% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the six months ended June 30, 2026 were as follows:

Investment	Fair Value as of December 31, 2025	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Interest, Dividend and Other Income
DCA Buyer, LLC (1)	$—	$6,554	$—	$—	$—	$6,554	$36
KWOR Acquisition, Inc. (2)	2,128	85	(960)	(412)	—	841	75
Total	$2,128	$6,639	$(960)	$(412)	$—	$7,395	$111

(1)
Inclusive of positions titled DCA TopCo, LP
(2)
Inclusive of positions titled KWOR Intermediate I, Inc.
(3)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(4)
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

June 30, 2026

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

The Company was formed as a Delaware limited liability company on February 7, 2023 and commenced operations on December 1, 2023. The Company is externally managed by MS Capital Partners Adviser Inc., an indirect wholly-owned subsidiary of Morgan Stanley (the “Adviser” or “Investment Adviser”).

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

The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of June 30, 2026, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: LGAM Equity Holdings LLC (“Equity Holdings”), LGAM CA SPV LLC (“CA SPV”) and LGAM Financing SPV LLC (“LGAM SPV LLC” and together with Equity Holdings and CA SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements.

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

The Company applies the fair value to its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) issued by the FASB. The Company's Board of Directors (the "Board of Directors" or the "Board") has delegated to the Investment Adviser as the valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some investments, observable market transactions or market information might be available. For other investments, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same to estimate the price when an orderly transaction to sell the investment would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant). Refer to Note 5 “Fair Value Measurements” for the Company's framework for determining fair value, fair value hierarchies, and the composition of the Company's portfolio.

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

As of June 30, 2026 and December 31, 2025, the Company had certain investments in one portfolio company on non-accrual status. The amortized cost of investments on non-accrual status as of June 30, 2026 and December 31, 2025 was $335, and $7,185, respectively.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.20% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2026, the Company accrued $0 and $0 of U.S. federal excise tax, respectively. For the three and six months ended June 30, 2025, the Company accrued $0 and $0 of U.S. federal excise tax, respectively.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. All penalties and interest associated with income taxes, if any, are included in income tax expense.

Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation, primarily from directly originated senior secured term loans. The Company’s chief operating decision maker (the “CODM”) includes the Chief Executive Officer, Co-Presidents, Chief Financial Officer, and Chief Operating Officer. The CODM uses the net increase (decrease) in members' capital resulting from operations to assess the performance and to make operating decisions of the Company. The evaluation of this metric is used in determining the Company’s distribution policy, portfolio construction and deployment, and strategic initiatives. Segment assets are reflected on the accompanying Consolidated Statements of Financial Condition as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

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

(3)
SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Advisory Agreement

On December 1, 2023, the Company entered into the investment advisory agreement with the Investment Adviser (the “Investment Advisory Agreement”). The Investment Advisory Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors or the Company’s unitholders, including, in each case, a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The most recent approval of the Investment Advisory Agreement was in August 2026.

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately borne by the unitholders.

Base Management Fee

The base management fee is calculated at an annual rate of 1.00% of the Company’s average net asset value at the end of the two most recently completed calendar months. All or part of the base management fee not taken as to any month will be deferred without interest and may be taken in any subsequent month prior to the termination of the Investment Advisory Agreement, and any such recoupment would be subject to any applicable expense waiver. Base management fees for any partial month are prorated based on the number of days in the month. The base management fee is payable quarterly in arrears. Any base management fees waived are not subject to recoupment by the Investment Adviser.

For the three and six months ended June 30, 2026, base management fees were $617 and $1,107, net of waiver, respectively. For the three and six months ended June 30, 2025, base management fees were $400 and $773, respectively. As of June 30, 2026 and December 31, 2025, $617 and $516, respectively, was payable to the Investment Adviser relating to base management fees.

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

For the three and six months ended June 30, 2026 there were $796 and $1,394, net of waiver, respectively, of income based incentive fees accrued. For the three and six months ended June 30, 2025, there were $463 and $877, respectively, of income-based incentive fees accrued. Any income-based incentive fees waived are not subject to recoupment by the Investment Adviser.

As of June 30, 2026 and December 31, 2025, $796 and $643, respectively, was payable to the Investment Adviser relating to income based incentive fees.

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

For the three and six months ended June 30, 2026, capital gains incentive fees accrued to the Investment Adviser were $0 and $0, respectively. For the three and six months ended June 30, 2025, capital gains incentive fees accrued to the Investment Adviser were $(11) and $(103) respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of June 30, 2026 and December 31, 2025, $0 and $0, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.

Administration Agreement

MS Private Credit Administrative Services LLC (the “Administrator”) is the administrator of the Company pursuant to the administration agreement between the Company and the Administrator dated December 1, 2023 (the “Administration Agreement”). The Administrator is an indirect, wholly-owned subsidiary of Morgan Stanley. Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements from the Company for its costs and expenses and the Company’s allocable portion of overhead costs incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer. Reimbursement under the Administration Agreement occurs quarterly in arrears. The Administration Agreement has an initial term of two years and continues thereafter from year to year if approved annually by the Board of Directors. The most recent approval of the Administration Agreement was in August 2026.

For the three and six months ended June 30, 2026, the Company incurred $60 and $140 of expenses, respectively, under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

For the three and six months ended June 30, 2025, the Company incurred $71 and $121 of expenses, respectively, under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statement of Operations.

As of June 30, 2026 and December 31, 2025, $61 and $13 respectively, was payable for administrative service fees which was included in "Payable to affiliates" on the Consolidated Statements of Financial Condition.

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

For the three and six months ended June 30, 2026, there were $0 and $(100), respectively, of Expense Payments under the Expense Support Agreement, which were recorded under "Expense support" on the Consolidated Statements of Operations.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$526,406	$522,206	99.0%	$455,963	$455,473	99.2%
Second Lien Debt	496	496	0.1	1,416	1,416	0.3
Other Debt Investments	1,291	982	0.2	1,213	1,186	0.3
Equity	4,027	3,584	0.7	1,379	1,166	0.2
Total	$532,220	$527,268	100.0%	$459,971	$459,241	100.0%

The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Aerospace & Defense	1.3%	3.2%
Automobile Components	1.0	1.1
Automobiles	2.1	2.5
Banks	0.5	0.6
Beverages	0.3	0.4
Building Products	1.0	1.2
Chemicals	0.8	0.9
Commercial Services & Supplies	7.6	7.5
Construction & Engineering	2.1	2.1
Consumer Staples Distribution & Retail	0.7	0.8
Diversified Consumer Services	4.4	5.1
Diversified Telecommunication Services	0.8	-
Electrical Equipment	0.5	0.5
Electronic Equipment, Instruments & Components	1.3	1.8
Financial Services	6.3	3.9
Ground Transportation	2.2	2.3
Health Care Equipment & Supplies	1.4	1.2
Health Care Providers & Services	9.8	8.1
Health Care Technology	0.9	1.0
Industrial Conglomerates	2.7	1.8
Insurance Services	10.4	8.9
Interactive Media & Services	0.7	0.8
IT Services	5.8	5.6
Life Sciences Tools & Services	1.1	1.2
Machinery	0.2	0.2
Multi-Utilities	1.2	2.3
Pharmaceuticals	0.9	1.1
Professional Services	8.0	9.7
Real Estate Management & Development	2.3	2.4
Software	19.0	18.7
Specialty Retail	0.2	0.2
Transportation Infrastructure	1.8	2.1
Wireless Telecommunication Services	0.7	0.8
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
United States	$517,228	$512,310	97.2%	210.6%	$449,338	$448,560	97.7%	203.0%
Canada	11,585	11,551	2.2	4.7	10,633	10,681	2.3	4.8
United Kingdom	3,407	3,407	0.6	1.4	—	—	—	—
Total	$532,220	$527,268	100.0%	216.7%	$459,971	$459,241	100.0%	207.8%

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$7,253	$514,953	$522,206	$—	$12,350	$443,123	$455,473
Second Lien Debt	—	—	496	496	—	—	1,416	1,416
Other Debt Investments	—	—	982	982	—	—	1,186	1,186
Equity	—	—	3,584	3,584	—	—	1,166	1,166
Total Investments	$—	$7,253	$520,015	$527,268	$—	$12,350	$446,891	$459,241
Cash and cash equivalents	$7,077	$—	$—	$7,077	$4,790	$—	$—	$4,790
Unaffiliated money market fund	$9,645	$—	$—	$9,645	$15,344	$—	$—	$15,344

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$491,593	$489	$1,078	$979	$494,139
Purchases of investments(1)	44,639	—	—	2,614	47,253
Proceeds from principal repayments and sales of investments(2)	(24,253)	—	—	(57)	(24,310)
Accretion of discount/amortization of premium	413	—	0	—	413
Payment-in-kind	228	7	40	71	346
Net change in unrealized appreciation (depreciation)	(359)	—	(136)	(24)	(519)
Net realized gains (losses)	(1,199)	—	—	1	(1,198)
Transfers into/out of Level 3(3)	3,891	—	—	—	3,891
Fair value, end of period	$514,953	$496	$982	$3,584	$520,015
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(351)	$—	$(136)	$(24)	$(511)

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

The following table presents changes in the fair value of the investments for which level 3 inputs were used to determine the fair value for the six months ended June 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$443,123	$1,416	$1,186	$1,166	$446,891
Purchases of investments(1)	99,436	—	—	2,614	102,050
Proceeds from principal repayments and sales of investments(2)	(27,739)	(940)	—	(57)	(28,736)
Accretion of discount/amortization of premium	607	—	1	—	608
Payment-in-kind	392	20	78	89	579
Net change in unrealized appreciation (depreciation)	(3,668)	—	(283)	(229)	(4,180)
Net realized gains (losses)	(1,192)	—	—	1	(1,191)
Transfers into/out of Level 3(3)	3,994	—	—	—	3,994
Fair value, end of period	$514,953	$496	$982	$3,584	$520,015
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(3,661)	$—	$(282)	$(229)	$(4,172)

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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2025:

	First Lien Debt	Second Lien Debt	Other Securities	Equity	Total Investments
Fair value, beginning of period	$229,324	$—	$630	$393	$230,347
Purchases of investments(1)	65,807	1,361	454	459	68,081
Proceeds from principal repayments and sales of investments(2)	(15,464)	—	—	—	(15,464)
Accretion of discount/amortization of premium	283	—	—	—	283
Payment-in-kind	69	18	56	5	148
Net change in unrealized appreciation (depreciation)	343	—	(14)	(37)	292
Net realized gains (losses)	(755)	—	—	—	(755)
Transfers into/out of Level 3(3)	(5,251)	—	—	—	(5,251)
Fair value, end of period	$274,356	$1,379	$1,126	$820	$277,681
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$407	$—	$(14)	$(37)	$356

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
	Fair	Valuation	Significant Unobservable	Range(1)				Weighted
Asset Category	Value	Technique	Input	Low		High		Average(2)
Investments in first lien debt	$514,953	Yield Analysis	Discount Rate	7.40%		17.25%		9.46%
Investments in second lien debt	496	Market Approach	EBITDA Multiple					6.25	x
Other Debt	637	Yield Analysis	Discount Rate					18.45%
	345	Market Approach	EBITDA Multiple					6.25	x
Preferred Equity	121	Income Approach	Discount Rate					15.00%
	1,206	Market Approach	EBITDA Multiple	6.25	x	15.00	x	12.95	x
Common Equity	2,257	Market Approach	EBITDA Multiple	6.25	x	17.25	x	9.87	x
Total Investments	$520,015

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
(2)
During the year ended December 31, 2025, one preferred equity position with a fair value of $116 million transitioned from an income approach to a market approach valuation technique.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	June 30, 2026			December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Citibank Funding Facility	3	$290,700	$290,700	$261,700	$261,700

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$500,000	$290,700	$209,300	$400,000	$261,700	$138,300

The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted average interest rate(1)	5.63%	6.53%	5.62%	6.58%
Weighted average effective interest rate (2)	5.94%	6.99%	5.96%	7.06%
Weighted average debt outstanding	$300,557	$131,688	$278,219	$124,871

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

The obligations of LGAM SPV LLC under the Citibank Funding Facility are secured by all of the assets held by LGAM SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to LGAM SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of December 4, 2023 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and LGAM SPV LLC, entered into in connection with the Citibank Funding Facility. Under the Agreements, the Company and LGAM SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary affirmative and negative covenants and events of default for revolving funding facilities of this nature. As of June 30, 2026, the Company was in compliance with all covenants and other requirements of the Citibank Funding Facility.

The summary information of the Citibank Funding Facility is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$4,228	$2,175	$7,822	$4,130
Facility unused commitment fees	282	122	568	315
Amortization of deferred financing costs	238	151	465	300
Total	$4,748	$2,448	$8,855	$4,745

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had $121,667 and $121,809, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	June 30, 2026	December 31, 2025
Net distributable earnings (losses), beginning of period	$(1,586)	$1,622
Net investment income (loss)	10,739	14,533
Net realized gain (loss)	(1,191)	(940)
Net unrealized appreciation (depreciation)	(4,222)	(1,541)
Dividends declared	(10,539)	(15,286)
Tax reclassification of unitholders' equity	—	26
Net distributable earnings (losses), end of period	$(6,799)	$(1,586)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the six months ended June 30, 2026 and June 30, 2025:

Unit Issuance Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2026
January 01, 2026	773,332	$15,412
February 01, 2026	526,732	10,493
March 01, 2026	522,962	10,407
April 01, 2026	—	—
May 01, 2026	394,562	7,737
June 01, 2026	263,964	5,176
Total	2,481,552	$49,225

For the Six Months Ended June 30, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
April 01, 2025	156,200	3,144
May 01, 2025	104,734	2,103
June 01, 2025	78,354	1,570
Total	1,013,503	$20,469

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2026 and June 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2026
January 26, 2026	January 31, 2026	February 4, 2026	$0.1412	$1,675
February 23, 2026	February 28, 2026	March 4, 2026	0.1411	1,748
March 23, 2026	March 31, 2026	April 6, 2026	0.1410	1,820
April 24, 2026	April 30, 2026	May 5, 2026	0.1390	1,717
May 26, 2026	May 31, 2026	June 3, 2026	0.1389	1,771
June 22, 2026	June 30, 2026	July 6, 2026	0.1389	1,808
Total Distributions			$0.8401	$10,539

For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 5, 2025	$0.1564	$1,125
February 27, 2025	February 28, 2025	March 5, 2025	0.1562	1,174
March 25, 2025	March 31, 2025	April 03, 2025	0.1559	1,212
April 25, 2025	April 30, 2025	May 05, 2025	0.1510	1,198
May 22, 2025	May 31, 2025	June 04, 2025	0.1505	1,210
June 18, 2025	June 30, 2025	July 03, 2025	0.1420	1,152
Total Distributions			$0.9120	$7,071

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

The Company did not issue any Units pursuant to the DRIP plan for the six months ended June 30, 2026 and June 30, 2025.

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

The following table further summarizes the unit repurchases completed for the six months ended June 30, 2026:

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the six months ended June 30, 2026
April 01, 2026	5.00%	$19.63	March 31, 2026	$10,881	554,324	5.00%	—
June 01, 2026	5.00%	$19.52	June 30, 2026	10,736	550,000	4.45%	—
Total				$21,617	1,104,324

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

For the six months ended June 30, 2025, no Units were repurchased.

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (losses) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator-net increase (decrease) in Members' Capital from operations	$3,864	$3,120	$5,326	$5,369
Denominator-weighted average Units outstanding	12,700,637	8,028,312	12,540,745	7,763,275
Basic and diluted earnings (loss) per Unit	$0.30	$0.39	$0.42	$0.69

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$19.93	$20.29
Net investment income (loss)	0.86	0.80
Net unrealized and realized gain (loss)(2)	(0.43)	(0.11)
Net increase (decrease) in net assets resulting from operations	0.43	0.69
Dividends declared	(0.84)	(0.91)
Total increase (decrease) in net assets	(0.41)	(0.22)
Net asset value, end of period	$19.52	$20.07
Units outstanding, end of period	12,463,699	8,115,363
Weighted average Units outstanding	12,540,745	7,763,275
Total return based on net assets (3)	2.20%	3.48%
Ratio/Supplemental Data:
Members' capital, end of period	$243,313	$162,895
Ratio of expenses before waivers to average members' capital(4)	9.61%	8.66%
Ratio of net expenses to average members' capital(4)	9.45%	8.66%
Ratio of net investment income to average members' capital(4)	9.28%	8.52%
Asset coverage ratio(5)	184.00%	216.00%
Portfolio turnover rate	5.52%	4.90%

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

July Distribution Declarations

On July 24, 2026, the Board of Directors of the Company declared a distribution in the amount of $0.1383 per unit and payable on August 5, 2026 to unitholders of record as of July 31, 2026.

August Issuances

Pursuant to the Company’s continuous private offering, the Company held a closing relating to the sale of the Company’s Units for an aggregate offering price of $3.5 million effective August 1, 2026.

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
•
general economic, political and industry trends and other external factors, including government shutdowns and uncertainty surrounding international armed conflicts and war and the financial and political stability of the United States and other countries;
•
the effect of an inflationary economic environment on our portfolio companies, our financial condition and our results of operations;
•
the impact of interruptions in the supply chain on our portfolio companies, including potential shortages of oil and other energy sources;
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$526,406	$522,206	99.0%	$455,963	$455,473	99.2%
Second Lien Debt	496	496	0.1	1,416	1,416	0.3
Other Debt Investments	1,291	982	0.2	1,213	1,186	0.3
Equity	4,027	3,584	0.7	1,379	1,166	0.2
Total	$532,220	$527,268	100.0%	$459,971	$459,241	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	June 30, 2026	December 31, 2025
Number of portfolio companies	145	132
Number of industries	33	32
Number of new investment commitments in portfolio companies	15	54
Number of portfolio companies exited or fully repaid	2	11
Percentage of performing debt bearing a floating rate, at fair value	99.9%	99.8%
Percentage of performing debt bearing a fixed rate, at fair value	0.1%	0.2%
Weighted average yield on debt and income producing investments, at cost(3)	8.9%	8.8%
Weighted average yield on debt and income producing investments, at fair value(3)	9.0%	8.8%
Weighted average yield on total portfolio, at cost(4)	8.9%	8.7%
Weighted average yield on total portfolio, at fair value(4)	8.9%	8.7%
Weighted average 12-month EBITDA	$165.8	$168.0
Median 12-month EBITDA	$96.3	$102.8
Weighted average net leverage through tranche(5)	5.8x	6.0x
Weighted average interest coverage(6)	1.9x	1.9x
Weighted average loan to value(7)	38.4%	39.4%
Percentage of debt investments with one or more financial covenants	55.9%	42.5%
Percentage of our debt investments that are sponsor backed	97.3%	96.8%
Percentage of loans and other debt in support of LBOs and acquisitions	59.9%	65.0%
Percentage of our debt portfolio subject to business cycle volatility	5.5%	2.6%
Percentage of our total portfolio on non-accrual, at cost	0.1%	1.6%
Average position size of our investments (in millions)	$3.6	$3.5

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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the Three Months Ended
	June 30, 2026	June 30, 2025
New investments committed
Gross principal balance(1)	$46,183	$34,642
Net new investments committed	$46,183	$34,642
Investments, at cost
Investments, beginning of period	$510,709	$267,097
New investments purchased	45,139	31,487
Net accretion of discount on investments	411	150
Payment-in-kind	345	101
Net realized gain (loss) on investments	(1,198)	—
Investments sold or repaid	(23,186)	(5,453)
Investments, end of period	$532,220	$293,382
Amount of investments funded, at principal
First lien debt investments	$100,414	$31,773
Other debt investments	250	—
Total	$100,664	$31,773
Amount of investments sold/fully repaid, at principal
First lien debt investments	$1,513	$2,306
Total	$1,513	$2,306

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	June 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$—	—%	$—	—%
Risk rating 2	525,111	99.6	453,360	98.7
Risk rating 3	1,812	0.3	—	—
Risk rating 4	345	0.1	5,881	1.3
	$527,268	100.0%	$459,241	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$531,885	99.9%	$452,786	98.4%
Non-accrual(1)	335	0.1	7,185	1.6
Total	$532,220	100.0%	$459,971	100.0%

(1) As of June 30, 2026 and December 31, 2025, we had certain investments in one and one portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$12,313	$6,927	$22,991	$13,375
Less: Net expenses	6,738	3,672	12,252	7,132
Net investment income (loss)	5,575	3,255	10,739	6,243
Net realized gain (loss)	(1,198)	—	(1,191)	(755)
Net change in unrealized appreciation (depreciation)	(513)	(135)	(4,222)	(119)
Net increase (decrease) in net assets resulting from operations	$3,864	$3,120	$5,326	$5,369

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income	$11,647	$6,703	$21,884	$12,965
Payment-in-kind income	303	105	551	164
Dividend income	41	2	63	5
Other income	322	117	493	241
Total investment income	$12,313	$6,927	$22,991	$13,375

In the table above, total investment income increased from $6,927 and $13,375 for the three and six months ended June 30, 2025, respectively, to $12,313 and $22,991 for the three and six months ended June 30, 2026. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $293,382 as of June 30, 2025 to $532,220 as of June 30, 2026.

For the three and six months ended June 30, 2026, 2.5% and 2.4%, respectively, of our total investment income was comprised of PIK interest.

For the three and six months ended June 30, 2025, 1.5% and 1.2%, respectively, of our total investment income was comprised of PIK interest.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expenses:
Interest and other financing expenses	$4,748	$2,448	$8,855	$4,745
Management fees	617	400	1,217	773
Income based incentive fees	796	463	1,504	877
Capital gains incentive fees	—	(11)	—	(103)
Professional fees	375	226	644	555
Directors' fees	52	27	78	53
Administrative service fees	60	71	140	121
Servicing fees	—	—	—	—
General and other expenses	90	48	134	111
Total expenses	$6,738	$3,672	$12,572	$7,132
Expense waiver	—	—	—	—
Expense support	—	—	(100)	—
Management fees waiver	—	—	(110)	—
Income based incentive fees waiver	—	—	(110)	—
Net expenses	$6,738	$3,672	$12,252	$7,132

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs, net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged items and deferred financing costs, increased to $4,748 and $8,855 for the three and six months ended June 30, 2026, respectively, from $2,448 and $4,745 for the three and six months ended June 30, 2025, respectively. The increase was primarily driven by our increased borrowings. Our weighted average debt outstanding increased from $131,688 and $124,871 for the three and six months ended June 30, 2025, respectively, to $300,557 and $278,219 for the three and six months ended June 30, 2026, respectively.

Management Fees

Base management fees, net of waiver, were $617 and $1,107 for the three and six months ended June 30, 2026, respectively. Base management fees were $400 and $773 for the three and six months ended June 30, 2025, respectively.

Incentive Fee

The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $796 and $1,394, respectively for the three and six months ended June 30, 2026 and $463 and $877 for the three and six months ended June 30, 2025, respectively. Capital gains incentive fees for the three and six months ended June 30, 2026 were $0 and $0, respectively. Capital gains incentive fees were $(11) and $(103) for the three and six months ended June 30, 2025, respectively.

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized and unrealized gains (losses):
Net realized gain (loss) on investments	$(1,198)	$—	$(1,191)	$(755)
Net realized gain (loss)	$(1,198)	$—	$(1,191)	$(755)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(513)	(139)	(4,222)	(125)
Translation of assets and liabilities in foreign currencies	—	4	—	6
Net unrealized appreciation (depreciation)	(513)	(135)	(4,222)	(119)
Net realized and unrealized gain (loss)	$(1,711)	$(135)	$(5,413)	$(874)

For the three and six months ended June 30, 2026, net change in unrealized depreciation on our investments of $(513) and $(4,222), respectively, were primarily the result of the changes in spreads in the secondary markets as well as financial performance in certain portfolio companies. For the three and six months ended June 30, 2025, net change in unrealized depreciation on our investments of $(139) and $(125), respectively, were primarily driven by changes in spreads in the primary and secondary markets.

For the three and six months ended June 30, 2026, net realized losses on our investments were $(1,198) and $(1,191), respectively, which was primarily due to the restructuring of one portfolio company.

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

As of June 30, 2026, we had approximately $16.7 million of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $209.3 million of availability under the Citibank Funding Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and sufficient to conduct our operations in the near term. As of June 30, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $121.7 million.

Unregistered Sales of Equity Securities

The following table summarizes the total Units issued and proceeds received from the closings of our continuous private offering that occurred for the six months ended June 30, 2026 and June 30, 2025:

Unit Issuance Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2026
January 01, 2026	773,332	$15,412
February 01, 2026	526,732	10,493
March 01, 2026	522,962	10,407
April 01, 2026	—	—
May 01, 2026	394,562	7,737
June 01, 2026	263,964	5,176
Total	2,481,552	$49,225

For the Six Months Ended June 30, 2025
January 01, 2025	92,026	$1,867
February 01, 2025	324,243	6,569
March 01, 2025	257,946	5,216
April 01, 2025	156,200	3,144
May 01, 2025	104,734	2,103
June 01, 2025	78,354	1,570
Total	1,013,503	$20,469

Distributions

The following table summarizes our distributions declared and payable for the six months ended June 30, 2026 and June 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Six Months Ended June 30, 2026
January 26, 2026	January 31, 2026	February 4, 2026	$0.1412	$1,675
February 23, 2026	February 28, 2026	March 4, 2026	0.1411	1,748
March 23, 2026	March 31, 2026	April 6, 2026	0.1410	1,820
April 24, 2026	April 30, 2026	May 5, 2026	0.1390	1,717
May 26, 2026	May 31, 2026	June 3, 2026	0.1389	1,771
June 22, 2026	June 30, 2026	July 6, 2026	0.1389	1,808
Total Distributions			$0.8401	$10,539

For the Six Months Ended June 30, 2025
January 27, 2025	January 31, 2025	February 5, 2025	$0.1564	$1,125
February 27, 2025	February 28, 2025	March 5, 2025	0.1562	1,174
March 25, 2025	March 31, 2025	April 03, 2025	0.1559	1,212
April 25, 2025	April 30, 2025	May 05, 2025	0.1510	1,198
May 22, 2025	May 31, 2025	June 04, 2025	0.1505	1,210
June 18, 2025	June 30, 2025	July 03, 2025	0.1420	1,152
Total Distributions			$0.9120	$7,071

Distribution Reinvestment

We have adopted an “opt in” dividend reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions automatically reinvested in additional Units. For the six months ended June 30, 2026 and June 30, 2025, we did not issue any Units pursuant to our DRIP. For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this report.

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

The following table further summarizes the unit repurchases completed for the six months ended June 30, 2026

Repurchase Deadline Request	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the six months ended June 30, 2026
April 01, 2026	5.00%	$19.63	March 31, 2026	$10,881	554,324	5.00%	—
June 01, 2026	5.00%	$19.52	June 30, 2026	10,736	550,000	4.45%	—
Total				$21,617	1,104,324

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

For the six months ended June 30, 2025, no Units were repurchased.

For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this Report.

Debt

Our outstanding debt obligations were as follows:

	June 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$500,000	$290,700	$209,300	$400,000	$261,700	$138,300

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

July Distribution Declarations

On July 24, 2026, our Board declared a distribution in the amount of $0.1383 per unit and payable on or around August 5, 2026 to unitholders of record as of July 31, 2026.

August Issuances

Pursuant to our continuous private offering, we held a closing relating to the sale of our Units for an aggregate offering price of $3.5 million effective August 1, 2026.

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of portfolio companies. During periods of market dislocation, we will seek to invest prudently in the secondary loan market to provide our investors better risk adjusted returns while adhering to our core investment tenets. Most of our investments will not have a readily available market price. To ensure accurate valuations, our investments are valued at fair value in good faith by our Board of Directors based on the input of the Investment Adviser, including the Valuation Designee, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board of Directors, our Valuation Designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment while employing a consistently applied valuation process for the investments we hold. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented, and such differences could be material.

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

As of June 30, 2026, approximately 99.9% of our debt investments bore floating interest rates. Based on our Consolidated Statements of Financial Condition as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments, assuming no changes in our investments and borrowing structure as of June 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$15,695	$(8,721)	$6,974
Up 200 basis points	$10,463	$(5,814)	$4,649
Up 100 basis points	$5,232	$(2,907)	$2,325
Up 25 basis points	$1,308	$(727)	$581
Down 25 basis points	$(1,308)	$727	$(581)
Down 100 basis points	$(5,232)	$2,907	$(2,325)
Down 200 basis points	$(10,463)	$5,814	$(4,649)
Down 300 basis points	$(15,269)	$8,721	$(6,548)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See also “Note 1 to Consolidated Financial Statements in Part I, Item 1. Consolidated Financial Statements and Supplementary Data” of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Item 1A of the Annual Report on Form 10-K and under Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Part I Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on April 28, 2026, May 27, 2026 and June 23, 2026 for the issuance of our Units for the three months ended June 30, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this Report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LGAM Private Credit LLC
Dated: August 11, 2026	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2026	By:	/s/ David Pessah
David Pessah
Chief Financial Officer
(Principal Financial Officer)