Form 10-Q
period 2026-09-30
LGAM Private Credit LLC
filed 2026-11-12
CIK 1983514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of the registrant’s Common Units outstanding at November 12, 2026 was 12,491,312.

LGAM Private Credit LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Part I. Financial Information

Item 1. Consolidated Financial Statements (unaudited)

LGAM Private Credit LLC

Consolidated Statements of Financial Condition

(In thousands, except unit and per unit amounts)

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $530,976 and $457,643)	$524,437	$457,113
Non-controlled/affiliated investments, at fair value (amortized cost of $1,473 and $2,328)	830	2,128
Total investments, at fair value (amortized cost of $532,449 and $459,971)	525,267	459,241
Cash and cash equivalents	7,688	4,790
Investments in unaffiliated money market fund (cost of $17,639 and $15,344)	17,639	15,344
Deferred financing costs	3,908	3,860
Interest and dividend receivable from non-controlled/non-affiliated investments	2,345	2,803
Interest and dividend receivable from non-controlled/affiliated investments	9	40
Receivable for investments sold/repaid	1,152	1,816
Other assets	176	87
Total assets	558,184	487,981

Liabilities
Debt	305,700	261,700
Payable for units repurchased	3,977	—
Payable to affiliates (Note 3)	52	29
Distributions payable	1,750	1,570
Management fees payable	612	516
Interest and financing cost payable	3,101	2,262
Income based incentive fees payable	772	643
Accrued expenses and other liabilities	508	343
Total liabilities	316,472	267,063

Commitments and contingencies (Note 7)

Members' Capital
Common Units, par value $0.001 per unit (12,491,312 and 11,086,471 units issued and outstanding)	12	11
Paid-in capital in excess of par value	250,673	222,493
Net distributable earnings (accumulated losses)	(8,973)	(1,586)
Total members' capital	$241,712	$220,918
Total liabilities and members' capital	$558,184	$487,981
Net asset value per unit	$19.35	$19.93

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Operations (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$11,642	$7,528	$33,288	$20,466
Payment-in-kind income	382	81	883	201
Dividend income	32	4	83	9
Other income	238	129	956	369
From non-controlled/affiliated investments:
Interest income	13	17	24	44
Payment-in-kind income	16	33	66	77
Dividend income	—	—	12	—
Other income	1	2	3	3
Total investment income	12,324	7,794	35,315	21,169
Expenses:
Interest and other financing expenses	5,003	2,727	13,858	7,472
Management fees	612	449	1,829	1,222
Income based incentive fees	772	537	2,276	1,414
Capital gains incentive fees	—	—	—	(103)
Professional fees	399	249	1,043	804
Directors' fees	65	26	143	79
Administrative service fees	22	—	162	121
General and other expenses	48	47	182	158
Total expenses	6,921	4,035	19,493	11,167
Expense support (Note 3)	—	—	(100)	—
Management fees waiver (Note 3)	—	—	(110)	—
Income based incentive fees waiver (Note 3)	—	—	(110)	—
Net expenses	6,921	4,035	19,173	11,167
Net investment income (loss)	5,403	3,759	16,142	10,002
Excise tax expense	—	—	—	—
Net investment income (loss) after taxes	5,403	3,759	16,142	10,002

Net realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	(125)	7	(1,316)	(748)
Foreign currency and other transactions	—	2	—	2
Net realized gain (loss)	(125)	9	(1,316)	(746)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments	(2,199)	61	(6,009)	(81)
Net change in unrealized appreciation (depreciation) on non-controlled/affiliated investments	(31)	(98)	(443)	(81)
Translation of assets and liabilities in foreign currencies	—	(3)	—	3
Net unrealized appreciation (depreciation)	(2,230)	(40)	(6,452)	(159)
Net realized and unrealized gain (loss)	(2,355)	(31)	(7,768)	(905)
Net increase (decrease) in members' capital resulting from operations	$3,048	$3,728	$8,374	$9,097
Earnings (loss) per unit (basic and diluted):	$0.24	$0.41	$0.67	$1.10
Weighted average units outstanding (basic and diluted)	12,597,460	9,183,407	12,559,858	8,241,854

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(In thousands, except unit and per unit amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Members' capital at beginning of period:	$243,313	$162,895	$220,918	$144,128
Increase (decrease) in members’ capital resulting from operations:
Net investment income (loss)	5,403	3,759	16,142	10,002
Net realized gain (loss)	(125)	9	(1,316)	(746)
Net change in unrealized appreciation (depreciation)	(2,230)	(40)	(6,452)	(159)
Net increase (decrease) in members’ capital resulting from operations	3,048	3,728	8,374	9,097

Distributions to unitholders from:
Distributable earnings	(5,222)	(3,802)	(15,761)	(10,873)
Total distributions to unitholders	(5,222)	(3,802)	(15,761)	(10,873)

Capital transactions:
Issuance of common units	4,550	29,825	53,775	50,294
Repurchased units	(3,977)	—	(25,594)	—
Net increase (decrease) in members' capital resulting from capital transactions	573	29,825	28,181	50,294
Total increase (decrease) in members' capital	(1,601)	29,751	20,794	48,518
Members' capital at end of period	$241,712	$192,646	$241,712	$192,646
Distributions per unit	$0.41	$0.41	$1.25	$1.33

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital resulting from operations	$8,374	$9,097
Adjustments to reconcile net increase (decrease) in members' capital resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	6,452	162
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	—	(3)
Net realized (gain) loss on investments	1,316	748
Net realized (gain) loss on foreign currency and other transactions	—	(2)
(Increase) decrease in Investments in unaffiliated money market fund	(2,295)	(1,269)
Net accretion of discount and amortization of premium on investments	(832)	(465)
Payment-in-kind interest and dividend capitalized	(1,055)	(253)
Amortization of deferred financing costs	732	455
Purchases of investments and change in payable for investments purchased	(111,234)	(133,118)
Proceeds from sale of investments and principal repayments and change in receivable for investments sold/repaid	39,991	21,295
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividend receivable from non-controlled/non-affiliated investments	458	(376)
(Increase) decrease in interest and dividend receivable from non-controlled/affiliated investments	31	(19)
(Increase) decrease in other assets	(89)	(2,778)
(Decrease) increase in payable to affiliates	23	152
(Decrease) increase in management fees payable	96	115
(Decrease) increase in incentive fees payable	129	5
(Decrease) increase in interest payable	839	379
(Decrease) increase in accrued expenses and other liabilities	165	(183)
Net cash provided by (used in) operating activities	(56,899)	(106,058)

Cash flows from financing activities:
Borrowings on debt	86,000	104,100
Repayments on debt	(42,000)	(37,000)
Deferred financing costs paid	(780)	(62)
Distributions paid	(15,581)	(10,660)
Proceeds from issuance of Common Units	53,775	50,294
Repurchases of Common Units	(21,617)	—
Net cash provided by (used in) financing activities	59,797	106,672
Net increase (decrease) in cash and cash equivalents	2,898	614
Effect of foreign exchange rate changes on cash	—	5
Cash and cash equivalents at beginning of period	4,790	2,187
Cash and cash equivalents at end of period	$7,688	$2,806

Supplemental information and non-cash activities:
Excise tax paid	$—	$27
Interest expense paid	$12,286	$6,638
Distributions payable	$1,750	$1,324
Accrued but unpaid repurchases of Common Units	$3,977	$—
Non-cash purchases of investments	$(5,986)	$(2,226)
Non-cash sales of investments	$5,986	$2,226

The accompanying notes are an integral part of these unaudited consolidated financial statements

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Debt Investments - non-controlled/non-affiliated
Aerospace & Defense
AA&D Midco, Inc.	(5) (7) (12)	First Lien Debt	S +	4.25%	8.32%	11/29/2030	53	$42	$53	0.02
Jonathan Acquisition Company	(5) (6) (9)	First Lien Debt	S +	4.50%	8.61%	11/12/2029	3,537	3,493	3,511	1.45
Jonathan Acquisition Company	(5) (12)	First Lien Debt	S +	4.50%	8.61%	05/11/2029	—	(5)	(3)	—
ManTech International CP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.32%	09/14/2029	2,617	2,617	2,604	1.08
ManTech International CP	(5) (7)	First Lien Debt	S +	4.50%	8.32%	09/14/2029	38	37	37	0.02
ManTech International CP	(5) (12)	First Lien Debt	S +	4.50%	8.32%	09/14/2028	—	—	(1)	—
Two Six Labs, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	757	753	754	0.31
Two Six Labs, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	9.07%	08/20/2030	—	(1)	(1)	—
								6,936	6,954	2.88
Automobile Components
OEConnection, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	1,493	1,486	1,463	0.61
OEConnection, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	—	(2)	(17)	-0.01
OEConnection, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.40%	12/23/2032	—	(1)	(5)	—
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.41%	08/05/2028	2,964	2,935	2,894	1.20
Sonny's Enterprises, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.41%	08/05/2028	652	646	636	0.26
Sonny's Enterprises, LLC	(5) (6) (12)	First Lien Debt	S +	5.50%	9.41%	08/05/2027	551	548	537	0.22
								5,612	5,508	2.28
Automobiles
COP Collisionright Parent, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	1,500	1,483	1,485	0.61
COP Collisionright Parent, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	1,136	1,120	1,114	0.46
COP Collisionright Parent, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.57%	01/29/2030	—	(2)	(2)	—
Drivecentric Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	4,029	3,999	4,029	1.67
Drivecentric Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(2)	—	—
Drivecentric Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.54%	08/15/2031	—	(3)	—	—
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	2,736	2,721	2,695	1.11
Vehlo Purchaser, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	2,193	2,179	2,159	0.89
Vehlo Purchaser, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	9.15%	05/24/2028	—	(4)	(12)	—
								11,491	11,468	4.74
Banks
Computer Services, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	2,689	2,677	2,649	1.10
Computer Services, Inc.	(5) (6) (12)	First Lien Debt	S +	4.50%	8.57%	11/17/2031	—	(2)	(19)	-0.01
								2,675	2,630	1.09
Beverages
Vamos Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	1,866	1,851	1,833	0.76
Vamos Bidco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	236	231	222	0.09
Vamos Bidco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.57%	01/30/2032	142	140	138	0.06
								2,222	2,193	0.91
Chemicals
Tank Holding Corp.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.77%	03/31/2028	3,376	3,341	3,283	1.36

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Tank Holding Corp.	(5) (7) (9)	First Lien Debt	S +	5.75%	9.77%	03/31/2028	964	952	937	0.39
								4,293	4,220	1.75
Commercial Services & Supplies
Astra Service Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.65%	11/26/2032	4,500	4,469	4,441	1.84
Astra Service Partners, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.65%	11/26/2032	1,480	1,470	1,461	0.60
AWP Group Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.91% (incl. 3.28% PIK)	9.73%	12/22/2032	3,543	3,493	3,490	1.44
AWP Group Holdings, Inc.	(5) (12)	First Lien Debt	S +	5.25%	9.07%	12/22/2032	143	136	136	0.06
Consor Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	767	762	767	0.32
Consor Intermediate II, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	—	(1)	—	—
Consor Intermediate II, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	05/12/2031	31	30	31	0.01
CRCI Longhorn Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	2,774	2,753	2,774	1.15
CRCI Longhorn Holdings, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	576	571	576	0.24
CRCI Longhorn Holdings, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.65%	08/27/2031	—	(3)	—	—
EnergySolutions, LLC	(8)	First Lien Debt	S +	3.25%	7.15%	09/20/2030	723	724	722	0.30
Firebird Acquisition Corp, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	584	581	584	0.24
Firebird Acquisition Corp, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00% (incl. 2.75% PIK)	8.82%	02/02/2032	226	224	226	0.09
Hercules Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	12/15/2028	1,998	1,990	1,983	0.82
HSI Halo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	4,519	4,486	4,519	1.87
HSI Halo Acquisition, Inc.	(5) (7)	First Lien Debt	S +	5.00%	8.82%	06/30/2031	44	44	44	0.02
Railpros Parent, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	2,709	2,687	2,703	1.12
Railpros Parent, LLC	(5) (7)	First Lien Debt	S +	4.25%	8.01%	05/24/2032	67	67	67	0.03
Routeware, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	3,182	3,157	3,151	1.30
Routeware, Inc.	(5) (12)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	422	414	407	0.17
Routeware, Inc.	(5) (6) (12)	First Lien Debt	S +	5.25%	9.23%	09/18/2031	—	(2)	(3)	—
Tamarack Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	1,805	1,802	1,800	0.74
Tamarack Intermediate, LLC	(5) (7)	First Lien Debt	S +	4.75%	8.50%	03/12/2029	994	987	992	0.41
Transit Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	3,208	3,183	3,059	1.27
Transit Technologies, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	08/20/2031	198	193	157	0.06
Transit Technologies, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	08/20/2030	—	(2)	(13)	-0.01
Vensure Employer Services, Inc.	(5) (8)	First Lien Debt	S +	5.00%	9.03%	09/29/2031	2,562	2,542	2,548	1.05
Vensure Employer Services, Inc.	(5) (8) (12)	First Lien Debt	S +	5.00%	9.03%	09/29/2031	—	(1)	(1)	—
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	2,799	2,785	2,782	1.15
VRC Companies, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.47%	06/29/2027	1,985	1,976	1,973	0.82
								41,517	41,376	17.12
Construction & Engineering
Arcoro Holdings Corp.	(5) (6) (9)	First Lien Debt	S +	5.50%	9.57%	03/28/2030	3,174	3,152	3,022	1.25
Arcoro Holdings Corp.	(5) (6) (12)	First Lien Debt	S +	5.50%	9.57%	03/28/2030	—	(3)	(13)	-0.01
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	1,255	1,255	1,243	0.51
LJ Avalon Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.50%	02/01/2030	2,913	2,893	2,883	1.19
LJ Avalon Holdings, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.50%	02/01/2029	—	(1)	(4)	—

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	3,609	3,599	3,582	1.48
Superman Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	861	855	854	0.35
Superman Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	08/29/2031	—	(1)	(3)	—
								11,749	11,564	4.78
Consumer Staples Distribution & Retail
PDI TA Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	6.00% (incl. 2.50% PIK)	9.82%	02/03/2031	3,664	3,639	3,428	1.42
PDI TA Holdings, Inc.	(5)	First Lien Debt	S +	5.50%	9.32%	02/03/2031	304	302	284	0.12
								3,941	3,712	1.54
Diversified Consumer Services
Any Hour, LLC	(5) (8) (9)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	2,389	2,366	1,599	0.66
Any Hour, LLC	(5) (8)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	68	67	45	0.02
Any Hour, LLC	(5) (14)	Unsecured Debt		13.00% PIK		05/23/2031	774	764	—	—
Any Hour, LLC	(5) (8) (12)	First Lien Debt	S +	5.75% (incl. 3.25% PIK)	9.82%	05/23/2030	323	320	206	0.09
DA Blocker Corp.	(5) (7) (9) (10)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	2,116	2,099	2,079	0.86
DA Blocker Corp.	(5) (7) (10) (12)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(3)	(11)	—
DA Blocker Corp.	(5) (7) (10) (12)	First Lien Debt	S +	4.75%	8.82%	02/10/2032	—	(2)	(4)	—
Eclipse Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	943	936	928	0.38
Eclipse Buyer, Inc.	(5) (8) (12)	First Lien Debt	S +	4.25%	7.98%	09/08/2031	—	(1)	(1)	—
Essential Services Holding Corporation	(5) (9)	First Lien Debt	S +	5.25%	8.98%	06/17/2031	5,903	5,860	5,516	2.28
Essential Services Holding Corporation	(5) (12)	First Lien Debt	S +	5.25%	8.98%	06/17/2030	25	25	22	0.01
EVDR Purchaser, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	4,915	4,868	4,773	1.97
EVDR Purchaser, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.65%	02/14/2031	298	292	284	0.12
GarageCo Intermediate II, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	773	766	763	0.32
GarageCo Intermediate II, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	8.00%	08/02/2032	—	(5)	(14)	-0.01
GarageCo Intermediate II, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	8.00%	07/30/2032	45	43	41	0.02
Kodiak Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	1,227	1,217	1,222	0.51
Kodiak Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	8.32%	07/26/2032	103	101	101	0.04
Kodiak Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	8.32%	07/23/2032	—	(3)	(2)	—
LHS Borrower, LLC (Leaf Home)	(5) (7) (9)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	3,792	3,744	3,631	1.50
LHS Borrower, LLC (Leaf Home)	(5) (7) (12)	First Lien Debt	S +	5.25%	9.15%	09/04/2031	76	73	64	0.03
								23,527	21,242	8.79
Diversified Telecommunication Services
Orbcomm, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	3,804	3,769	3,766	1.56
Orbcomm, Inc.	(5) (7) (12)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	182	179	177	0.07
Orbcomm, Inc.	(5) (7) (12)	First Lien Debt	S +	5.25%	9.15%	04/27/2032	43	37	37	0.02

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
								3,985	3,980	1.65
Electrical Equipment
Accel International Holdings, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	1,676	1,669	1,676	0.69
Accel International Holdings, Inc.	(5) (8) (12)	First Lien Debt	S +	4.25%	8.15%	04/26/2032	—	(1)	—	—
Spark Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	768	759	695	0.29
Spark Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	8.97%	10/15/2031	92	90	77	0.03
								2,517	2,448	1.01
Electronic Equipment, Instruments & Components
NDT Global Holding, Inc.	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	1,861	1,845	1,847	0.76
NDT Global Holding, Inc.	(5) (8) (10) (12)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	365	360	359	0.15
NDT Global Holding, Inc.	(5) (8) (10) (12)	First Lien Debt	S +	4.50%	8.40%	06/04/2032	—	(3)	(3)	—
Pamlico Avant Holdings, LP	(5) (7) (9)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	4,820	4,776	4,784	1.98
Pamlico Avant Holdings, LP	(5) (7) (12)	First Lien Debt	S +	4.25%	8.32%	12/31/2032	—	(6)	(5)	—
								6,972	6,982	2.89
Financial Services
365 Retail Market, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	7,123	7,055	7,052	2.92
365 Retail Market, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(2)	(5)	—
365 Retail Market, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	05/06/2033	—	(8)	(9)	—
BCTO Bluebill Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	4,889	4,846	4,816	1.99
BCTO Bluebill Buyer, Inc.	(5) (7)	First Lien Debt	S +	4.25%	8.01%	07/30/2032	611	606	602	0.25
Cerity Partners, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	798	798	798	0.33
Cerity Partners, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	280	278	280	0.12
Cerity Partners, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	07/28/2031	33	32	33	0.01
Cliffwater, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.40%	04/22/2032	3,599	3,569	3,590	1.49
Cliffwater, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.40%	04/22/2032	—	(3)	(1)	—
GC Waves Holdings, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	2,435	2,435	2,435	1.01
GC Waves Holdings, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.40%	10/04/2030	2,319	2,300	2,319	0.96
GTCR ABC Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	3,015	2,987	2,985	1.23
GTCR ABC Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	—	(6)	(13)	-0.01
GTCR ABC Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	04/14/2033	—	(6)	(6)	—
MAI Capital Management Intermediate, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	1,117	1,109	1,106	0.46
MAI Capital Management Intermediate, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	786	778	775	0.32
MAI Capital Management Intermediate, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	08/29/2031	—	(3)	(4)	—
PMA Parent Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	3,028	2,997	2,991	1.24
PMA Parent Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	01/31/2031	—	(2)	(3)	—
Trintech, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	3,770	3,736	3,695	1.53
Trintech, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(3)	(13)	-0.01
Trintech, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.65%	01/28/2033	—	(4)	(9)	—
								33,489	33,414	13.84
Ground Transportation

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
eShipping, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	2,834	2,821	2,806	1.16
eShipping, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(3)	(11)	—
eShipping, LLC	(5) (12)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(2)	(5)	—
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	5,397	5,370	5,364	2.22
SV Newco 2, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	2,185	2,169	2,171	0.90
SV Newco 2, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	5.00%	9.07%	06/02/2031	367	362	364	0.15
								10,717	10,689	4.42
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	2,714	2,688	2,687	1.11
CSHC Buyerco, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	235	231	229	0.09
CSHC Buyerco, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	9.07%	04/29/2033	—	(5)	(5)	—
PerkinElmer U.S., LLC	(5) (6) (9)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	798	796	794	0.33
PerkinElmer U.S., LLC	(5) (6) (12)	First Lien Debt	S +	4.50%	8.31%	03/13/2029	261	258	254	0.11
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	3,304	3,288	3,304	1.37
Tidi Legacy Products, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	359	354	359	0.15
Tidi Legacy Products, Inc.	(5) (6) (12)	First Lien Debt	S +	4.50%	8.40%	12/19/2029	36	34	36	0.01
								7,644	7,658	3.17
Health Care Providers & Services
Blue River PetCare, LLC	(5) (9)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	535	536	531	0.22
Blue River PetCare, LLC	(5) (12)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(3)	(10)	—
Blue River PetCare, LLC	(5) (12)	First Lien Debt	S +	5.00%	8.76%	08/01/2029	—	(1)	(2)	—
DCA Buyer, LLC	(5) (7)	First Lien Debt	S +	6.50% (incl. 2.25% PIK)	10.07%	06/02/2031	3,891	3,891	3,891	1.61
DCA Buyer, LLC	(5)	First Lien Debt	S +	5.00%	8.69%	06/02/2031	571	566	571	0.24
Imagine 360, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	3,185	3,168	3,184	1.32
Imagine 360, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	10/02/2028	—	(1)	—	—
Invictus Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	1,588	1,576	1,588	0.66
Invictus Buyer, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	672	666	672	0.28
Invictus Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	06/03/2031	—	(2)	—	—
Merative, LP	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	6,130	6,103	6,130	2.54
Merative, LP	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(1)	—	—
Merative, LP	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	09/30/2032	—	(3)	—	—
mPulse Mobile, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	4,810	4,768	4,557	1.89
mPulse Mobile, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(2)	(24)	-0.01
mPulse Mobile, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	08/26/2032	—	(6)	(36)	-0.01
Pareto Health Intermediate Holdings, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.07%	06/03/2030	10,813	10,716	10,731	4.44
Pareto Health Intermediate Holdings, Inc.	(5) (6) (12)	First Lien Debt	S +	5.00%	9.07%	06/01/2029	—	(8)	(7)	—
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	9.51%	08/31/2029	1,955	1,955	1,916	0.79
PPV Intermediate Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.75%	9.51%	08/31/2029	1,239	1,233	1,221	0.51
Stepping Stones Healthcare Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	1,345	1,339	1,338	0.55

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Stepping Stones Healthcare Services, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	—	(4)	(9)	—
Stepping Stones Healthcare Services, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.81%	01/05/2033	64	62	62	0.03
TA Polaris Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	6,973	6,942	6,753	2.79
TA Polaris Buyer, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	901	892	809	0.33
TA Polaris Buyer, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.36%	12/13/2032	—	(4)	(27)	-0.01
								44,378	43,839	18.17
Health Care Technology
Hyland Software, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	09/19/2030	3,707	3,678	3,707	1.53
Hyland Software, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	09/19/2029	—	(1)	—	—
Project Ruby Ultimate Parent Corp.		First Lien Debt	S +	2.75%	6.77%	03/10/2028	975	974	974	0.40
								4,651	4,681	1.94
Industrial Conglomerates
Aptean, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	4,038	4,017	3,978	1.65
Aptean, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	—	(1)	(2)	—
Aptean, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.52%	01/30/2031	108	107	104	0.04
Raptor Merger Sub Debt, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	3,357	3,357	3,343	1.38
Raptor Merger Sub Debt, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	04/01/2030	1,178	1,169	1,166	0.48
Raptor Merger Sub Debt, LLC	(5) (7) (12)	First Lien Debt	P +	3.75%	10.75%	04/01/2030	55	55	53	0.02
Velotic Borrower, LP	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	03/02/2033	6,184	6,126	6,138	2.54
Velotic Borrower, LP	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	03/02/2033	—	(10)	(8)	—
								14,820	14,772	6.11
Insurance Services
Alliant Holdings Intermediate, LLC		First Lien Debt	S +	2.50%	6.40%	09/19/2031	973	975	966	0.40
Fetch, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	7,480	7,409	7,405	3.06
Fetch, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(10)	(22)	-0.01
Fetch, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.65%	03/31/2033	—	(12)	(13)	-0.01
Foundation Risk Partners Corp.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	10/29/2030	1,390	1,383	1,390	0.58
Foundation Risk Partners Corp.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	10/29/2029	50	49	50	0.02
Galway Borrower, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	2,264	2,248	2,252	0.93
Galway Borrower, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.57%	09/29/2028	2,550	2,539	2,532	1.05
Higginbotham Insurance Agency, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	5,162	5,154	5,162	2.14
Higginbotham Insurance Agency, Inc.	(5) (6) (12)	First Lien Debt	S +	4.50%	8.40%	06/11/2031	320	317	320	0.13
High Street Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.57%	04/14/2028	640	634	635	0.26
Inszone Mid, LLC	(5) (6) (12)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	2,044	2,021	2,019	0.84
Inszone Mid, LLC	(5) (6) (12)	First Lien Debt	S +	5.50%	9.57%	11/30/2029	—	(2)	(2)	—
Integrity Marketing Acquisition, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.76%	08/25/2028	4,853	4,853	4,853	2.01
Iris Specialty Acquisition, LLC	(5) (8) (9)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	8,824	8,784	8,795	3.64
Iris Specialty Acquisition, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	134	131	129	0.05
Iris Specialty Acquisition, LLC	(5) (8) (12)	First Lien Debt	S +	4.50%	8.57%	11/22/2032	297	292	293	0.12
Majesco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.25%	8.32%	01/07/2033	4,983	4,972	4,946	2.05
Majesco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.25%	8.32%	01/07/2033	—	(1)	(3)	—
One, Inc. Software Corporation	(5) (7) (9)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	5,105	5,059	5,029	2.08
One, Inc. Software Corporation	(5) (7) (12)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(4)	(15)	-0.01

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
One, Inc. Software Corporation	(5) (7) (12)	First Lien Debt	S +	4.25%	8.51%	12/06/2032	—	(4)	(6)	—
Patriot Growth Insurance Services, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	9.23%	10/16/2028	2,850	2,848	2,786	1.15
USI, Inc.		First Lien Debt	S +	2.25%	6.32%	11/21/2029	970	973	970	0.40
World Insurance Associates, LLC	(5) (6) (9)	First Lien Debt	S +	5.00%	9.07%	04/03/2030	5,396	5,314	5,272	2.18
								55,922	55,743	23.06
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	3,464	3,434	3,412	1.41
FMG Suite Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(4)	(14)	-0.01
FMG Suite Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.38%	09/09/2032	—	(5)	(8)	—
								3,425	3,390	1.40
IT Services
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	2,411	2,392	2,390	0.99
Apollo Acquisition, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	147	146	146	0.06
Apollo Acquisition, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	8.90%	12/30/2031	291	287	286	0.12
Apollo Acquisition, Inc.	(5) (12)	First Lien Debt	S +	5.00%	8.90%	12/30/2030	—	(2)	(3)	—
Bridgepointe Technologies, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	5,914	5,858	5,869	2.43
Bridgepointe Technologies, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	416	403	398	0.16
Bridgepointe Technologies, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	04/18/2033	—	(7)	(6)	—
Cyber US Bidco, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	4,034	3,997	3,971	1.64
Cyber US Bidco, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(4)	(12)	—
Cyber US Bidco, LLC	(5) (7) (10) (12)	First Lien Debt	S +	4.75%	8.87%	12/30/2032	—	(3)	(5)	—
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	3,861	3,830	3,852	1.59
GI DI Cornfield Acquisition, LLC	(5) (9)	First Lien Debt	S +	4.50%	8.50%	03/09/2029	1,960	1,953	1,956	0.81
PPT Purchaser, LLC	(5) (9)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	4,542	4,510	4,507	1.86
PPT Purchaser, LLC	(5) (12)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	—	(3)	(6)	—
PPT Purchaser, LLC	(5) (12)	First Lien Debt	S +	4.25%	8.32%	12/23/2032	56	53	51	0.02
Redwood Services Group, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	9.08%	06/15/2029	76	75	70	0.03
Ridge Trail US Bidco, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	3,857	3,818	3,857	1.60
Ridge Trail US Bidco, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	4.50%	8.57%	09/30/2031	164	156	164	0.07
Ridge Trail US Bidco, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	4.50%	8.57%	03/31/2031	—	(4)	—	—
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (9)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	2,793	2,771	2,632	1.09
Thrive Buyer, Inc. (Thrive Networks)	(5) (7)	First Lien Debt	S +	5.00% (incl 2.50% PIK)	9.07%	02/02/2032	641	636	604	0.25
Thrive Buyer, Inc. (Thrive Networks)	(5) (7) (12)	First Lien Debt	S +	4.50%	8.23%	02/02/2032	176	174	156	0.06
								31,036	30,877	12.77
Life Sciences Tools & Services
Model N, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	4,752	4,717	4,660	1.93
Model N, Inc.	(5) (7)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	49	48	48	0.02

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Model N, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.82%	06/27/2031	—	—	(1)	—
Parexel International Corporation	(8)	First Lien Debt	S +	2.50%	6.40%	12/12/2031	935	936	935	0.39
								5,701	5,642	2.33
Machinery
TK Elevator US Newco, Inc.	(8)	First Lien Debt	S +	2.75%	6.70%	04/30/2030	973	975	976	0.40
Multi-Utilities
Vessco Midco Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	5,086	5,051	5,037	2.08
Vessco Midco Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	1,523	1,512	1,501	0.62
Vessco Midco Holdings, LLC	(5) (12)	First Lien Debt	S +	4.25%	8.11%	07/24/2031	—	(3)	(4)	—
								6,560	6,534	2.70
Pharmaceuticals
Real Chemistry Intermediate III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	900	896	887	0.37
Real Chemistry Intermediate III, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	308	307	302	0.12
Real Chemistry Intermediate III, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.57%	04/12/2032	—	(1)	(3)	—
Specialty Pharma III, Inc.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	3,706	3,689	3,669	1.52
Specialty Pharma III, Inc.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.23%	12/23/2032	—	(2)	(5)	—
								4,889	4,850	2.01
Professional Services
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	3,685	3,667	3,644	1.51
Accordion Partners, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	637	631	616	0.25
Accordion Partners, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.98%	11/17/2031	—	(2)	(5)	—
Ascend Partner Services, LLC	(5) (7) (9)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	1,604	1,592	1,552	0.64
Ascend Partner Services, LLC	(5) (7)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	4,775	4,736	4,619	1.91
Ascend Partner Services, LLC	(5) (7) (12)	First Lien Debt	S +	4.50%	8.37%	08/11/2031	—	(4)	(18)	-0.01
Bullhorn, Inc.	(5) (6) (9)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	6,188	6,165	6,151	2.54
Bullhorn, Inc.	(5) (6)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	771	771	769	0.32
Bullhorn, Inc.	(5) (6) (12)	First Lien Debt	S +	5.00%	8.90%	10/01/2029	45	44	43	0.02
Carr, Riggs and Ingram Capital, LLC	(5) (8) (9)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	566	562	562	0.23
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	130	129	128	0.05
Carr, Riggs and Ingram Capital, LLC	(5) (8) (12)	First Lien Debt	S +	4.25%	8.32%	11/18/2031	60	59	59	0.02
ComPsych Investment Corp.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.48%	07/22/2031	4,576	4,559	4,565	1.89
ComPsych Investment Corp.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.48%	07/22/2031	—	(2)	(3)	—
Corporation Service Company	(8)	First Lien Debt	S +	2.00%	5.90%	11/02/2029	686	688	684	0.28
Deerfield Dakota Holding, LLC	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.75% PIK)	9.82%	09/13/2032	9,340	9,260	9,018	3.73
Deerfield Dakota Holding, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	9.32%	09/13/2032	300	293	270	0.11
iCIMS, Inc.	(5) (7) (9)	First Lien Debt	S +	6.25%	9.88%	08/18/2028	5,534	5,517	5,367	2.22
iCIMS, Inc.	(5) (7) (12)	First Lien Debt	S +	6.25%	9.88%	08/18/2028	220	219	206	0.09
IG Investment Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	884	879	884	0.37
IG Investment Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.82%	09/22/2028	—	(1)	—	—
UHY Advisors, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	339	337	337	0.14
UHY Advisors, Inc.	(5) (7)	First Lien Debt	S +	4.75%	8.51%	11/21/2031	307	304	305	0.13
Valkyrie Buyer, LLC	(5) (7) (9)	First Lien Debt	S +	5.50%	9.57%	05/06/2031	4,274	4,244	4,232	1.75

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Valkyrie Buyer, LLC	(5) (7) (12)	First Lien Debt	S +	5.50%	9.57%	05/06/2030	35	32	32	0.01
WIPFLI Advisory, LLC	(5) (7) (9)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	2,769	2,757	2,741	1.13
WIPFLI Advisory, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	171	168	161	0.07
WIPFLI Advisory, LLC	(5) (7) (12)	First Lien Debt	S +	4.25%	7.98%	10/01/2032	—	(3)	(7)	—
								47,601	46,912	19.41
Real Estate Management & Development
Associations, Inc.	(5) (6) (9)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	856	856	856	0.35
Associations, Inc.	(5) (6) (12)	First Lien Debt	S +	6.50%	10.52%	07/03/2028	39	39	39	0.02
Inhabitiq, Inc.	(5) (7) (9)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	680	678	666	0.28
Inhabitiq, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	—	(4)	—
Inhabitiq, Inc.	(5) (7) (12)	First Lien Debt	S +	4.50%	8.40%	01/12/2032	—	(1)	(3)	—
MRI Software, LLC	(5) (6) (9)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	8,909	8,902	8,896	3.68
MRI Software, LLC	(5) (6)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	1,537	1,531	1,534	0.63
MRI Software, LLC	(5) (6) (12)	First Lien Debt	S +	4.75%	8.82%	02/10/2028	196	194	195	0.08
								12,199	12,179	5.04
Software
Apryse Software Corp.	(5) (8) (9)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	3,694	3,662	3,694	1.53
Apryse Software Corp.	(5) (8) (12)	First Lien Debt	S +	4.50%	8.57%	06/28/2032	180	177	180	0.07
Archduke Buyer, Inc.	(5) (8) (9)	First Lien Debt	S +	5.50%	9.33%	12/03/2032	3,776	3,742	3,769	1.56
Archduke Buyer, Inc.	(5) (8) (12)	First Lien Debt	S +	5.50%	9.33%	12/03/2032	—	(2)	(1)	—
Artifact Bidco, Inc.	(5) (8) (9)	First Lien Debt	S +	4.15%	8.22%	07/28/2031	2,113	2,098	2,113	0.87
Artifact Bidco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.15%	8.22%	07/28/2031	—	(2)	—	—
Artifact Bidco, Inc.	(5) (8) (12)	First Lien Debt	S +	4.15%	8.22%	07/26/2030	—	(2)	—	—
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	6,478	6,433	6,403	2.65
AuditBoard, Inc.	(5) (7) (9)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	1,440	1,429	1,423	0.59
AuditBoard, Inc.	(5) (7) (12)	First Lien Debt	S +	5.50% (incl. 3.00% PIK)	9.57%	07/14/2031	—	(4)	(7)	—
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	1,199	1,190	1,184	0.49
Banyan Software Holdings, LLC	(5) (6) (9)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	6,093	6,010	5,916	2.45
Banyan Software Holdings, LLC	(5) (6) (12)	First Lien Debt	S +	5.50%	9.40%	01/02/2031	—	(1)	(2)	—
Coupa Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	1,921	1,932	1,921	0.79
Coupa Holdings, LLC	(5) (7)	First Lien Debt	S +	5.25%	9.07%	02/27/2030	175	175	175	0.07
Coupa Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	9.07%	02/27/2029	90	90	90	0.04
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	8.42% PIK	12.18%	08/02/2030	1,541	1,538	1,501	0.62
Diligent Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	8,712	8,696	8,487	3.51
Diligent Corporation	(5) (7) (12)	First Lien Debt	S +	5.00%	8.69%	08/02/2030	581	580	552	0.23
Emburse, Inc.	(5) (7) (9)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	2,947	2,941	2,947	1.22
Emburse, Inc.	(5) (7) (12)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(1)	—	—
Emburse, Inc.	(5) (7) (12)	First Lien Debt	S +	4.25%	8.32%	05/28/2032	—	(1)	—	—
Espresso Bidco, Inc.	(5) (7) (9)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	2,230	2,204	2,186	0.90
Espresso Bidco, Inc.	(5) (7) (12)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	552	544	540	0.22

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Espresso Bidco, Inc.	(5) (7) (12)	First Lien Debt	S +	5.25%	8.98%	03/25/2032	—	(3)	(5)	0.00
Everbridge Holdings, LLC	(5) (7) (9)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	6,730	6,705	6,730	2.78
Everbridge Holdings, LLC	(5) (7) (12)	First Lien Debt	S +	5.00%	8.73%	07/02/2031	41	41	41	0.02
Formstack Acquisition, Co.	(5) (6) (9)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	1,843	1,826	1,830	0.76
Formstack Acquisition, Co.	(5) (6)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	178	177	177	0.07
Formstack Acquisition, Co.	(5) (6) (12)	First Lien Debt	S +	5.00%	9.07%	03/28/2030	79	75	76	0.03
Fullsteam Operations, LLC	(5) (7) (9)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	4,846	4,805	4,765	1.97
Fullsteam Operations, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	293	285	266	0.11
Fullsteam Operations, LLC	(5) (7) (12)	First Lien Debt	S +	5.25%	9.01%	08/08/2031	—	(4)	(9)	0.00
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	2,406	2,390	2,406	1.00
Granicus, Inc.	(5) (7) (9)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	2,395	2,384	2,390	0.99
Granicus, Inc.	(5) (7) (12)	First Lien Debt	S +	5.75% (incl. 2.25% PIK)	9.57%	01/17/2031	—	(2)	—	—
GS AcquisitionCo, Inc.	(5) (6) (9)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	6,407	6,391	5,665	2.34
GS AcquisitionCo, Inc.	(5) (7)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	6	6	5	0.00
GS AcquisitionCo, Inc.	(5) (6) (12)	First Lien Debt	S +	5.25%	9.32%	05/25/2028	487	486	431	0.18
Hootsuite, Inc.	(5) (7) (9) (10)	First Lien Debt	S +	5.50%	9.31%	05/22/2030	2,639	2,613	2,606	1.08
Hootsuite, Inc.	(5) (7) (10) (12)	First Lien Debt	S +	5.50%	9.31%	05/22/2030	36	33	32	0.01
Icefall Parent, Inc.	(5) (6) (9)	First Lien Debt	S +	4.50%	8.57%	01/25/2030	2,653	2,620	2,653	1.10
Icefall Parent, Inc.	(5) (6) (12)	First Lien Debt	S +	4.50%	8.57%	01/25/2030	—	(3)	—	—
Jawbreaker Parent, Inc.	(5) (8) (9)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	7,911	7,838	7,793	3.22
Jawbreaker Parent, Inc.	(5) (8) (12)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(5)	(15)	-0.01
Jawbreaker Parent, Inc.	(5) (8) (12)	First Lien Debt	S +	4.75%	8.82%	01/31/2033	—	(9)	(15)	-0.01
LogRhythm, Inc.	(5) (9) (14)	First Lien Debt	S +	7.50% PIK		07/02/2029	1,438	1,412	1,132	0.47
LogRhythm, Inc.	(5) (6) (12)	First Lien Debt	S +	5.50%	9.23%	07/02/2029	24	22	(1)	0.00
Nasuni Corporation	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	4,138	4,094	4,091	1.69
Nasuni Corporation	(5) (7) (12)	First Lien Debt	S +	5.00%	9.07%	09/10/2030	345	336	335	0.14
Onit, Inc.	(5) (7) (9)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	4,828	4,804	4,828	2.00
Onit, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(1)	—	—
Onit, Inc.	(5) (7) (12)	First Lien Debt	S +	4.75%	8.57%	01/27/2032	—	(1)	—	—
Rivet Bidco Limited	(5) (8) (9) (10)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	3,165	3,135	3,133	1.30
Rivet Bidco Limited	(5) (8) (10) (12)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(11)	(25)	-0.01
Rivet Bidco Limited	(5) (8) (10) (12)	First Lien Debt	S +	4.50%	8.24%	04/08/2032	—	(6)	(7)	0.00
Saturn Borrower, Inc.	(5) (6) (9)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	3,225	3,196	3,116	1.29
Saturn Borrower, Inc.	(5) (6) (12)	First Lien Debt	S +	6.00%	10.07%	11/10/2028	171	167	153	0.06
Vanco Payment Solutions, LLC	(5) (7) (9)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	3,293	3,263	3,235	1.34

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Vanco Payment Solutions, LLC	(5) (7) (12)	First Lien Debt	S +	4.75%	9.01%	12/01/2031	—	(2)	(3)	0.00
								102,485	100,880	41.74
Transportation Infrastructure
Jeppesen Holdings, LLC	(5) (8) (9)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	9,790	9,746	9,693	4.01
Jeppesen Holdings, LLC	(5) (8) (12)	First Lien Debt	S +	4.75%	8.57%	11/01/2032	—	(2)	(5)	0.00
								9,744	9,688	4.01
Wireless Telecommunication Services
CCI Buyer, Inc.	(5) (7) (9)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	3,461	3,432	3,439	1.42
CCI Buyer, Inc.	(5) (7) (12)	First Lien Debt	S +	5.00%	9.07%	05/13/2032	—	(2)	(2)	0.00
Mobile Communications America, Inc.	(5) (6) (12)	First Lien Debt	S +	4.75%	8.50%	10/16/2029	268	262	268	0.11
								3,692	3,705	1.53
Total Debt Investments - non-controlled/non-affiliated								$527,365	$520,706	215.42%
Debt Investments - non-controlled/affiliated
Professional Services
KWOR Acquisition, Inc.	(5) (15)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	498	498	498	0.21
KWOR Acquisition, Inc.	(5) (12) (15)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	—	(4)	—	—
KWOR Intermediate I, Inc.	(5) (15)	Unsecured Debt	S +	8.00% PIK	11.67%	02/28/2030	543	543	332	0.14
KWOR Acquisition, Inc.	(5) (12) (15)	First Lien Debt	S +	5.25%	9.01%	02/28/2030	—	(7)	—	—
								1,030	830	0.34
Total Debt Investments - non-controlled/affiliated								$1,030	$830	0.34%
Total Debt Investments								$528,395	$521,536	215.77%

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Co-Invest, LP	(5) (11) (13)	Common Equity			01/17/2025	50,000	$47	$74	0.03
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (11)	Preferred Equity		12.25% PIK	09/05/2024	10	127	123	0.05
Leaf Home, LLC	(5) (11)	Preferred Equity		14.00% PIK	09/05/2025	250	281	335	0.14
Leaf Home, LLC	(5) (11) (13)	Warrants			09/05/2025	1	—	—	—
							408	458	0.19
Electrical Equipment
Sparkstone Electrical Group, LLC	(5) (11) (13)	Common Equity			10/15/2024	1,500	150	61	0.03
Financial Services
GTCR ABC Holdings, LLC	(5) (11) (13)	Common Equity			04/14/2026	499,501	—	—	—
GTCR ABC Holdings, LLC	(5) (11)	Preferred Equity		8.00% PIK	04/14/2026	500	518	500	0.21
							518	500	0.21
Health Care Providers & Services
DCA TopCo, LP	(5) (11) (13)	Common Equity			06/02/2026	249,284	2,115	2,281	0.94
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (11) (13)	Common Equity			09/09/2025	250	—	—	—
FMG Suite Holdings, LLC	(5) (11)	Preferred Equity		8.00% PIK	09/09/2025	250	272	256	0.11
							272	256	0.11
Professional Services
Valkyrie Topco, LLC	(5) (11) (13)	Common Equity			05/03/2024	796	1	1	0.00
Valkyrie Topco, LLC	(5) (11)	Preferred Equity		10.00% PIK	05/03/2024	78,804	100	100	0.04
							101	101	0.04
Total Equity Investments - non-controlled/non-affiliated							$3,611	$3,731	1.54%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (11) (13) (15)	Common Equity			02/28/2025	283	108	—	—
KWOR Intermediate I, Inc.	(5) (11) (14) (15)	Preferred Equity	S +	8.00% PIK	02/28/2025	302,502	335	—	—
							443	—	—
Total Equity Investments - non-controlled/affiliated							443	—	—
Total Equity Investments							$4,054	$3,731	1.54%
Total Portfolio Investments							$532,449	$525,267	217.31%
Cash and Cash Equivalents and Short-Term Investments

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments(1)	Footnotes	Investment	Reference Rate and Spread	Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
J.P. Morgan US Government Money Market Fund Institutional Shares			3.74%			17,639	17,639	7.30
Cash and Cash Equivalents						7,688	7,688	3.18
Total Cash and Cash Equivalents and Short-Term Investments						$25,327	$25,327	10.48%
Total Portfolio Investments, Cash and Cash Equivalents and Short-Term Investments						$557,776	$550,594	227.79%

(1)
Unless otherwise indicated, debt and equity investments held by the Company (which such term “Company” includes the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25.00% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2026, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5.00% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company was an “affiliated person” of one of its portfolio companies, as indicated below.
(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either CORRA ("C") or EURIBOR ("E") or SOFR ("S") or SONIA ("SA") or an alternate base rate (commonly based on the Federal Funds Rate ("F") or the U.S. Prime Rate ("P")), each of which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026. As of September 30, 2026, the reference rates for our variable rate loans were the 1-month C at 2.31%, the 3-month C at 2.43%, the 1-month E at 2.50%, the 3-month E at 2.62%, the 1-month S at 3.91%, the 3-month S at 4.08%, the 6-month S at 4.27%, the SA at 3.73%, and the P at 7.00%.
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
(10)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026 non-qualifying assets represented 3.93% of total assets as calculated in accordance with regulatory requirements.
(11)
These securities are exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of September 30, 2026, the aggregate fair value of these securities was $3,731 or 1.54% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(12)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, result from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2026.
(13)
Non-income producing security.
(14)
Investment was on non-accrual status as of September 30, 2026.

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt — non-controlled/non-affiliated
365 Retail Market, LLC	Delayed Draw Term Loan	05/08/2028	$516	$(5)
365 Retail Market, LLC	Revolver	05/06/2033	860	(9)
AA&D Midco, Inc.	Revolver	11/29/2030	1,279	—
AWP Group Holdings, Inc.	Revolver	12/22/2032	339	(5)
Accel International Holdings, Inc.	Revolver	04/26/2032	288	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	1,213	(13)
Accordion Partners, LLC	Revolver	11/17/2031	436	(5)
Any Hour, LLC	Revolver	05/23/2030	31	(10)
Apollo Acquisition, Inc.	Delayed Draw Term Loan	06/04/2027	207	(2)
Apollo Acquisition, Inc.	Revolver	12/30/2030	328	(3)
Apryse Software Corp.	Revolver	06/28/2032	127	—
Aptean, Inc.	Delayed Draw Term Loan	02/14/2027	142	(2)
Aptean, Inc.	Revolver	01/30/2031	144	(2)
Archduke Buyer, Inc.	Revolver	12/03/2032	274	(1)
Arcoro Holdings Corp.	Revolver	03/28/2030	261	(12)
Artifact Bidco, Inc.	Delayed Draw Term Loan	05/22/2027	517	—
Artifact Bidco, Inc.	Revolver	07/26/2030	369	—
Ascend Partner Services, LLC	Revolver	08/11/2031	561	(18)
Associations, Inc.	Delayed Draw Term Loan	07/03/2028	28	—
Associations, Inc.	Revolver	07/03/2028	54	—
AuditBoard, Inc.	Revolver	07/14/2031	571	(7)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/08/2027	7,497	(94)
Banyan Software Holdings, LLC	Revolver	01/02/2031	130	(2)
Blue River PetCare, LLC	Delayed Draw Term Loan	02/11/2028	1,380	(10)
Blue River PetCare, LLC	Revolver	08/01/2029	251	(2)
Bridgepointe Technologies, LLC	Delayed Draw Term Loan	04/17/2028	1,898	(14)
Bridgepointe Technologies, LLC	Revolver	04/18/2033	771	(6)
Bullhorn, Inc.	Revolver	10/01/2029	291	(2)
CCI Buyer, Inc.	Revolver	05/13/2032	204	(1)
COP Collisionright Parent, LLC	Delayed Draw Term Loan	04/04/2027	1,114	(11)
COP Collisionright Parent, LLC	Revolver	01/29/2030	240	(2)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	08/27/2027	128	—
CRCI Longhorn Holdings, Inc.	Revolver	08/27/2031	471	—
CSHC Buyerco, LLC	Delayed Draw Term Loan	04/30/2029	346	(3)
CSHC Buyerco, LLC	Revolver	04/29/2033	507	(5)
Carr, Riggs and Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	160	(1)
Carr, Riggs and Ingram Capital, LLC	Revolver	11/18/2031	73	(1)
Cerity Partners, LLC	Delayed Draw Term Loan	12/20/2027	508	—
Cerity Partners, LLC	Revolver	07/28/2031	38	—
Cliffwater, LLC	Revolver	04/22/2032	346	(1)
ComPsych Investment Corp.	Delayed Draw Term Loan	07/23/2027	1,333	(3)
Computer Services, Inc.	Delayed Draw Term Loan	11/15/2027	1,241	(19)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	181	—

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Consor Intermediate II, LLC	Revolver	05/12/2031	92	—
Coupa Holdings, LLC	Revolver	02/27/2029	45	—
Cyber US Bidco, LLC	Delayed Draw Term Loan	01/02/2029	797	(12)
Cyber US Bidco, LLC	Revolver	12/30/2032	350	(5)
DA Blocker Corp.	Delayed Draw Term Loan	02/10/2027	661	(12)
DA Blocker Corp.	Revolver	02/10/2032	220	(4)
Deerfield Dakota Holding, LLC	Revolver	09/13/2032	557	(19)
Diligent Corporation	Revolver	08/02/2030	537	(14)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	07/22/2027	500	—
Drivecentric Holdings, LLC	Revolver	08/15/2031	471	—
EVDR Purchaser, Inc.	Revolver	02/14/2031	172	(5)
Eclipse Buyer, Inc.	Revolver	09/08/2031	81	(1)
Emburse, Inc.	Delayed Draw Term Loan	05/28/2027	526	—
Emburse, Inc.	Revolver	05/28/2032	526	—
Espresso Bidco, Inc.	Delayed Draw Term Loan	03/25/2027	48	(1)
Espresso Bidco, Inc.	Revolver	03/25/2032	264	(5)
Essential Services Holding Corporation	Revolver	06/17/2030	32	(2)
Everbridge Holdings, LLC	Delayed Draw Term Loan	07/02/2027	65	—
Everbridge Holdings, LLC	Revolver	07/02/2031	43	—
FMG Suite Holdings, LLC	Delayed Draw Term Loan	09/09/2027	943	(14)
FMG Suite Holdings, LLC	Revolver	09/09/2032	566	(8)
Fetch, Inc.	Delayed Draw Term Loan	10/02/2028	2,200	(22)
Fetch, Inc.	Revolver	03/31/2033	1,320	(13)
Firebird Acquisition Corp, Inc.	Delayed Draw Term Loan	01/31/2027	106	—
Firebird Acquisition Corp, Inc.	Revolver	02/02/2032	100	—
Formstack Acquisition, Co.	Revolver	03/28/2030	296	(2)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	02/26/2027	600	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	84	—
Fullsteam Operations, LLC	Delayed Draw Term Loan	08/09/2027	1,322	(22)
Fullsteam Operations, LLC	Revolver	08/08/2031	538	(9)
GC Waves Holdings, Inc.	Delayed Draw Term Loan	10/06/2027	4,156	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	04/14/2028	1,256	(13)
GTCR ABC Buyer, LLC	Revolver	04/14/2033	628	(6)
Galway Borrower, LLC	Delayed Draw Term Loan	02/07/2028	682	(4)
GarageCo Intermediate II, LLC	Delayed Draw Term Loan	08/02/2027	1,136	(14)
GarageCo Intermediate II, LLC	Revolver	07/30/2032	295	(4)
Granicus, Inc.	Revolver	01/17/2031	329	—
HSI Halo Acquisition, Inc.	Revolver	06/28/2030	60	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/10/2027	266	—
Hootsuite, Inc.	Revolver	05/22/2030	264	(3)
Hyland Software, Inc.	Revolver	09/19/2029	181	—
IG Investment Holdings, LLC	Revolver	09/22/2028	101	—
Icefall Parent, Inc.	Revolver	01/25/2030	261	—
Imagine 360, LLC	Revolver	10/02/2028	284	—

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inhabitiq, Inc.	Delayed Draw Term Loan	01/11/2027	191	(4)
Inhabitiq, Inc.	Revolver	01/12/2032	120	(3)
Inszone Mid, LLC	Delayed Draw Term Loan	10/18/2027	1,233	(9)
Inszone Mid, LLC	Revolver	11/30/2029	219	(2)
Integrity Marketing Acquisition, LLC	Revolver	08/25/2028	48	—
Invictus Buyer, LLC	Revolver	06/03/2031	250	—
Iris Specialty Acquisition, LLC	Delayed Draw Term Loan	11/20/2028	1,353	(5)
Iris Specialty Acquisition, LLC	Revolver	11/22/2032	1,011	(3)
Jawbreaker Parent, Inc.	Delayed Draw Term Loan	01/30/2029	1,034	(16)
Jawbreaker Parent, Inc.	Revolver	01/31/2033	1,034	(16)
Jeppesen Holdings, LLC	Revolver	11/01/2032	490	(5)
Jonathan Acquisition Company	Revolver	05/11/2029	436	(3)
Kodiak Buyer, LLC	Delayed Draw Term Loan	07/26/2027	326	(2)
Kodiak Buyer, LLC	Revolver	07/23/2032	343	(2)
LHS Borrower, LLC (Leaf Home)	Revolver	09/04/2031	217	(9)
LJ Avalon Holdings, LLC	Delayed Draw Term Loan	02/17/2028	48	—
LJ Avalon Holdings, LLC	Revolver	02/01/2029	443	(4)
LogRhythm, Inc.	Revolver	07/02/2029	113	(21)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	06/11/2027	220	(2)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	12/11/2028	50	(1)
MAI Capital Management Intermediate, LLC	Revolver	08/29/2031	406	(4)
MRI Software, LLC	Delayed Draw Term Loan	10/04/2027	586	(1)
MRI Software, LLC	Revolver	02/10/2028	588	(1)
Majesco, Inc.	Revolver	01/07/2033	433	(3)
ManTech International CP	Revolver	09/14/2028	318	(2)
Merative, LP	Delayed Draw Term Loan	09/30/2027	706	—
Merative, LP	Revolver	09/30/2032	618	—
Mobile Communications America, Inc.	Delayed Draw Term Loan	06/23/2027	731	—
Model N, Inc.	Revolver	06/27/2031	52	(1)
NDT Global Holding, Inc.	Delayed Draw Term Loan	06/04/2027	468	(4)
NDT Global Holding, Inc.	Revolver	06/04/2032	418	(3)
Nasuni Corporation	Revolver	09/10/2030	517	(6)
OEConnection, LLC	Delayed Draw Term Loan	12/26/2028	876	(18)
OEConnection, LLC	Revolver	12/23/2032	231	(5)
One, Inc. Software Corporation	Delayed Draw Term Loan	12/06/2027	982	(15)
One, Inc. Software Corporation	Revolver	12/06/2032	393	(6)
Onit, Inc.	Delayed Draw Term Loan	01/27/2027	278	—
Onit, Inc.	Revolver	01/27/2032	93	—
Orbcomm, Inc.	Delayed Draw Term Loan	04/27/2028	361	(4)
Orbcomm, Inc.	Revolver	04/27/2032	609	(4)
PMA Parent Holdings, LLC	Revolver	01/31/2031	245	(3)
PPT Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	736	(6)
PPT Purchaser, LLC	Revolver	12/23/2032	548	(4)
Pamlico Avant Holdings, LP	Revolver	12/31/2032	655	(5)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Pareto Health Intermediate Holdings, Inc.	Revolver	06/01/2029	921	(7)
PerkinElmer U.S., LLC	Delayed Draw Term Loan	10/25/2027	1,190	(6)
Raptor Merger Sub Debt, LLC	Delayed Draw Term Loan	03/10/2028	1,736	(7)
Raptor Merger Sub Debt, LLC	Revolver	04/01/2030	495	(2)
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	10/11/2027	92	(1)
Real Chemistry Intermediate III, Inc.	Revolver	04/12/2032	200	(3)
Redwood Services Group, LLC	Delayed Draw Term Loan	02/11/2028	386	(5)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	03/30/2027	1,017	—
Ridge Trail US Bidco, Inc.	Revolver	03/31/2031	394	—
Rivet Bidco Limited	Delayed Draw Term Loan	04/09/2029	2,499	(25)
Rivet Bidco Limited	Revolver	04/08/2032	666	(7)
Routeware, Inc.	Delayed Draw Term Loan	09/18/2031	1,056	(10)
Routeware, Inc.	Revolver	09/18/2031	341	(3)
SV Newco 2, Inc.	Revolver	06/02/2031	133	(1)
Saturn Borrower, Inc.	Revolver	11/10/2028	364	(12)
Sonny's Enterprises, LLC	Revolver	08/05/2027	28	(1)
Spark Buyer, LLC	Revolver	10/15/2031	64	(6)
Specialty Pharma III, Inc.	Revolver	12/23/2032	478	(5)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	01/05/2028	1,742	(9)
Stepping Stones Healthcare Services, LLC	Revolver	01/05/2033	337	(2)
Superman Holdings, LLC	Revolver	08/29/2031	387	(3)
TA Polaris Buyer, Inc.	Delayed Draw Term Loan	12/12/2028	2,005	(63)
TA Polaris Buyer, Inc.	Revolver	12/13/2032	872	(27)
Thrive Buyer, Inc. (Thrive Networks)	Revolver	02/02/2032	181	(10)
Tidi Legacy Products, Inc.	Revolver	12/19/2029	225	—
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	367	(14)
Transit Technologies, LLC	Delayed Draw Term Loan	08/20/2027	366	(20)
Transit Technologies, LLC	Revolver	08/20/2030	341	(13)
Trintech, Inc.	Delayed Draw Term Loan	01/28/2028	628	(13)
Trintech, Inc.	Revolver	01/28/2033	471	(9)
Two Six Labs, LLC	Revolver	08/20/2030	152	(1)
UHY Advisors, Inc.	Revolver	11/21/2031	24	—
Valkyrie Buyer, LLC	Revolver	05/06/2030	257	(3)
Vamos Bidco, Inc.	Delayed Draw Term Loan	01/30/2027	551	(10)
Vamos Bidco, Inc.	Revolver	01/30/2032	94	(2)
Vanco Payment Solutions, LLC	Revolver	12/01/2031	175	(3)
Vehlo Purchaser, LLC	Revolver	05/24/2028	806	(12)
Velotic Borrower, LP	Revolver	03/02/2033	1,097	(8)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	03/06/2028	123	(1)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	05/03/2028	820	(8)
Vessco Midco Holdings, LLC	Revolver	07/24/2031	452	(4)
WIPFLI Advisory, LLC	Delayed Draw Term Loan	04/01/2028	867	(9)
WIPFLI Advisory, LLC	Revolver	10/01/2032	692	(7)
eShipping, LLC	Delayed Draw Term Loan	12/23/2027	1,075	(11)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

Investments — non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
eShipping, LLC	Revolver	12/23/2032	537	(5)
iCIMS, Inc.	Revolver	08/18/2028	269	(8)
mPulse Mobile, Inc.	Delayed Draw Term Loan	08/26/2027	462	(24)
mPulse Mobile, Inc.	Revolver	08/26/2032	692	(36)
Total First Lien Debt Unfunded Commitments – non-controlled/non-affiliated			$101,768	$(1,123)
First Lien Debt — non-controlled/affiliated
KWOR Acquisition, Inc.	Delayed Draw Term Loan	02/28/2027	307	—
KWOR Acquisition, Inc.	Revolver	02/28/2030	225	—
Total First Lien Debt Unfunded Commitments – non-controlled/affiliated			$532	$—
Total Unfunded Commitments			$102,300	$(1,123)

LGAM Private Credit LLC

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(In thousands, except share amounts)

(15)
As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns, either directly or indirectly, 5.00% or more of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled affiliates for the nine months ended September 30, 2026 were as follows:

Investment	Fair Value as of December 31, 2025	Gross Additions (b)	Gross Reductions (c)	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Interest, Dividend and Other Income
KWOR Acquisition, Inc. (a)	2,128	104	(959)	(443)	—	830	105
Total	$2,128	$104	$(959)	$(443)	$—	$830	$105

(a)
Inclusive of positions titled KWOR Intermediate I, Inc.
(b)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(c)
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

LGAM Private Credit LLC

Consolidated Schedule of Investments

December 31, 2025

(In thousands, except share amount)

Investments(1)	Footnotes	Investment	Reference Rate and Spread		Acquisition Date	Par Amount/ Shares(3)	Cost(4)	Fair Value	Percentage of Net Assets
Equity Investments - non-controlled/non-affiliated
Commercial Services & Supplies
Firebird Acquisition Corp, Inc.	(5) (11) (12)	Common Equity			2/3/2025	50	$47	$58	0.03%
Diversified Consumer Services
Eclipse Topco, Inc.	(5) (11)	Preferred Equity		12.50% PIK	9/5/2024	15	168	151	0.07
Leaf Home, LLC	(5) (11)	Preferred Equity		14.00% PIK	9/4/2025	250	253	323	0.15
							421	474	0.22
Electrical Equipment
Sparkstone Electrical Group	(5) (11) (12)	Common Equity			10/15/2024	1,500	150	65	0.03
Interactive Media & Services
FMG Suite Holdings, LLC	(5) (11) (12)	Common Equity			9/9/2025	250,000	—	—	—
FMG Suite Holdings, LLC	(5) (11)	Preferred Equity		8.00% PIK	9/9/2025	250	256	256	0.12
							256	256	0.12
Professional Services
Verdantas, LLC	(5) (11) (12)	Common Equity			5/3/2024	796	1	1	0.00
Verdantas, LLC	(5) (11)	Preferred Equity		10.00%	5/3/2024	78,804	93	116	0.05
							94	117	0.05
Total Equity Investments - non-controlled/non-affiliated							$968	$970	0.45%
Equity Investments - non-controlled/affiliated
Professional Services
KWOR Intermediate I, Inc.	(5) (11) (12) (15)	Common Equity			2/28/2025	283	109	—	0.00
KWOR Intermediate I, Inc.	(5) (11) (15)	Preferred Equity	S +	8.00% PIK	2/28/2025	302,502	302	196	0.09
							411	196	0.09
Total Equity Investments - non-controlled/affiliated							$411	$196	0.09%
Total Portfolio Investments							$459,971	$459,241	207.99%
Cash and Cash Equivalents and Short-Term Investments
J.P. Morgan US Government Money Market Fund- Institutional Shares				3.62%			$15,344	$15,344	6.9%
Cash							4,790	4,790	2.17
Total Cash and Cash Equivalents and Short-Term Investments							$20,134	$20,134	9.07%
Total Portfolio Investments, Cash, and Cash Equivalents and Short-Term Investments							$480,105	$479,375	217.06%

(1)
Unless otherwise indicated, debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments (including preferred equity investments) are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25.00% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5.00% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is an “affiliated person” of one of its portfolio companies, as indicated below.
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
(11)
These securities are exempt from registration under the Securities Act of 1933, as amended, and may be deemed to be “restricted securities”. As of December 31, 2025, the aggregate fair value of these securities was $1,166 or 0.53% of the Company’s net assets. The initial acquisition dates have been included for such securities.
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

September 30, 2026

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

(2)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has formed wholly-owned subsidiaries for the purpose of holding certain investments in portfolio companies made by the Company. As of September 30, 2026, the Company’s wholly-owned subsidiaries were formed as Delaware limited liability companies and included: LGAM Equity Holdings LLC (“Equity Holdings”), LGAM CA SPV LLC (“CA SPV”) and LGAM Financing SPV LLC (“LGAM SPV LLC” and together with Equity Holdings and CA SPV, the “subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements.

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

Foreign Currency Translation

Investments denominated in foreign currencies are translated into U.S. Dollars based upon currency exchange rates effective on the last business day of the current reporting period. Net changes in fair value of investments due to foreign exchange rates fluctuation are recorded as changes in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. Investment and non-investment activities denominated in foreign currencies, including purchase and sales of investments, borrowings and repayments of debt, income and expenses, are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

Investments

Investment transactions are recorded on the trade date. Receivables/payables from investments sold/purchased on the Consolidated Statements of Financial Condition consist of amounts receivable by or payable by the Company for transactions that have not settled at the reporting date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

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

As of September 30, 2026 and December 31, 2025, the Company had certain investments in three and one portfolio companies, respectively, on non-accrual status. The amortized cost of investments on non-accrual status as of September 30, 2026 and December 31, 2025 was $2,511, and $7,185, respectively.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the Company’s borrowings. The aforementioned costs are amortized using the straight-line method over each instrument’s term. The amortization of such deferred financing costs related to a revolving credit facility are presented separately as an asset on the Company’s Consolidated Statements of Financial Condition.

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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.20% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2026, the Company accrued $0 and $0 of U.S. federal excise tax, respectively. For the three and nine months ended September 30, 2025, the Company accrued $0 and $0 of U.S. federal excise tax, respectively.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statement disclosures.

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

The Company pays the Investment Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by the unitholders.

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

For the three and nine months ended September 30, 2026, base management fees were $612 and $1,719, net of waiver, respectively. For the three and nine months ended September 30, 2025, base management fees were $449 and $1,222, respectively. As of September 30, 2026 and December 31, 2025, $612 and $516, respectively, was payable to the Investment Adviser relating to base management fees.

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

For the three and nine months ended September 30, 2026 there were $772 and $2,166, net of waiver, respectively, of income based incentive fees accrued. For the three and nine months ended September 30, 2025, there were $537 and $1,414, respectively, of income-based incentive fees accrued. Any income-based incentive fees waived are not subject to recoupment by the Investment Adviser.

As of September 30, 2026 and December 31, 2025, $772 and $643, respectively, was payable to the Investment Adviser relating to income based incentive fees.

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

For the three and nine months ended September 30, 2026, capital gains incentive fees accrued to the Investment Adviser were $0 and $0, respectively. For the three and nine months ended September 30, 2025, capital gains incentive fees accrued to the Investment Adviser were $0 and $(103) respectively. The Investment Advisory Agreement does not include unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement and determined based on the calculation. Incentive fees on Cumulative Capital Gains crystallize at calendar year-end. As of September 30, 2026 and December 31, 2025, $0 and $0, respectively, was payable to the Investment Adviser relating to capital gains incentive fees.

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

For the three and nine months ended September 30, 2026, the Company incurred $22 and $162 of expenses, respectively, under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2025, the Company incurred $0 and $121 of expenses, respectively, under the Administration Agreement, which were recorded in administrative service fees on the Consolidated Statements of Operations.

As of September 30, 2026 and December 31, 2025, $50 and $13 respectively, was payable for administrative service fees which was included in "Payable to affiliates" on the Consolidated Statements of Financial Condition.

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

For the three and nine months ended September 30, 2026, there were $0 and $100, respectively, of Expense Payments under the Expense Support Agreement, which were recorded under "Expense support" on the Consolidated Statements of Operations.

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

The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$527,088	$521,204	99.2%	$455,963	$455,473	99.2%
Second Lien Debt	—	—	—	1,416	1,416	0.3
Other Debt Investments	1,307	332	0.1	1,213	1,186	0.3
Equity	4,054	3,731	0.7	1,379	1,166	0.2
Total	$532,449	$525,267	100.0%	$459,971	$459,241	100.0%

The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Aerospace & Defense	1.3%	3.2%
Automobile Components	1.0	1.1
Automobiles	2.2	2.5
Banks	0.5	0.6
Beverages	0.4	0.4
Building Products	-	1.2
Chemicals	0.8	0.9
Commercial Services & Supplies	7.9	7.5
Construction & Engineering	2.2	2.1
Consumer Staples Distribution & Retail	0.7	0.8
Diversified Consumer Services	4.1	5.1
Diversified Telecommunication Services	0.8	-
Electrical Equipment	0.5	0.5
Electronic Equipment, Instruments & Components	1.3	1.8
Financial Services	6.5	3.9
Ground Transportation	2.0	2.3
Health Care Equipment & Supplies	1.5	1.2
Health Care Providers & Services	8.8	8.1
Health Care Technology	0.9	1.0
Industrial Conglomerates	2.8	1.8
Insurance Services	10.6	8.9
Interactive Media & Services	0.7	0.8
IT Services	5.9	5.6
Life Sciences Tools & Services	1.1	1.2
Machinery	0.2	0.2
Multi-Utilities	1.2	2.3
Pharmaceuticals	0.9	1.1
Professional Services	9.1	9.7
Real Estate Management & Development	2.3	2.4
Software	19.3	18.7
Specialty Retail	-	0.2
Transportation Infrastructure	1.8	2.1
Wireless Telecommunication Services	0.7	0.8
Total	100.0%	100.0%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026				December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value	% of Total Net Assets at Fair Value
United States	$518,784	$511,629	97.4%	211.7%	$449,338	$448,560	97.7%	203.0%
Canada	10,547	10,537	2.0	4.4	10,633	10,681	2.3	4.8
United Kingdom	3,118	3,101	0.6	1.3	—	—	—	—
Total	$532,449	$525,267	100.0%	217.4%	$459,971	$459,241	100.0%	207.8%

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

As part of the valuation process, the Valuation Designee takes into account relevant factors and appropriate techniques in determining the fair value of the Company’s investments, with the assistance of the independent valuation firms (“Valuation Firms”). The valuation techniques may vary by investment but include comparable public market valuations, comparable precedent transaction valuations and discounted cash flow analyses.

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
•
With respect to each portfolio company or investment for which market quotations are not readily available, the Valuation Designee will engage one or more Valuation Firms to provide preliminary independent valuations of the investments to the Valuation Designee. The Valuation Firms independently value such investments using quantitative and qualitative information according to the valuation methodologies in the Investment Adviser’s valuation policy;

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

The Board of Directors is ultimately responsible for the determination, in good faith, of the fair value of the Company’s portfolio investments.

The following tables present the fair value hierarchy of investments:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$6,227	$514,977	$521,204	$—	$12,350	$443,123	$455,473
Second Lien Debt	—	—	—	—	—	—	1,416	1,416
Other Debt Investments	—	—	332	332	—	—	1,186	1,186
Equity	—	—	3,731	3,731	—	—	1,166	1,166
Total Investments	$—	$6,227	$519,040	$525,267	$—	$12,350	$446,891	$459,241
Cash and cash equivalents	$7,688	$—	$—	$7,688	$4,790	$—	$—	$4,790
Unaffiliated money market fund	$17,639	$—	$—	$17,639	$15,344	$—	$—	$15,344

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$514,953	$496	$982	$3,584	$520,015
Purchases of investments(1)	11,216	—	579	—	11,795
Proceeds from principal repayments and sales of investments(2)	(10,130)	(496)	(579)	—	(11,205)
Accretion of discount/amortization of premium	228	—	—	—	228
Payment-in-kind	432	—	16	28	476
Net change in unrealized appreciation (depreciation)	(1,702)	—	(666)	119	(2,249)
Net realized gains (losses)	(20)	—	—	—	(20)
Transfers into/out of Level 3(3)	—	—	—	—	—
Fair value, end of period	$514,977	$—	$332	$3,731	$519,040
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(1,702)	$—	$(666)	$119	$(2,249)

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

The following table presents changes in the fair value of the investments for which level 3 inputs were used to determine the fair value for the nine months ended September 30, 2026:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$443,123	$1,416	$1,186	$1,166	$446,891
Purchases of investments(1)	111,571	—	579	2,614	114,764
Proceeds from principal repayments and sales of investments(2)	(38,810)	(1,416)	(579)	(57)	(40,862)
Accretion of discount/amortization of premium	835	—	1	—	836
Payment-in-kind	844	—	94	117	1,055
Net change in unrealized appreciation (depreciation)	(5,367)	—	(949)	(110)	(6,426)
Net realized gains (losses)	(1,212)	—	—	1	(1,211)
Transfers into/out of Level 3(3)	3,993	—	—	—	3,993
Fair value, end of period	$514,977	$—	$332	$3,731	$519,040
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(5,358)	$—	$(949)	$(110)	$(6,417)
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

The following table presents changes in the fair value of the investments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2025:

	First Lien Debt	Second Lien Debt	Other Debt Investments	Equity	Total Investments
Fair value, beginning of period	$274,356	$1,379	$1,126	$820	$277,681
Purchases of investments(1)	66,902	—	—	492	67,394
Proceeds from principal repayments and sales of investments(2)	(7,900)	—	—	—	(7,900)
Accretion of discount/amortization of premium	159	—	—	—	159
Payment-in-kind	45	19	37	4	105
Net change in unrealized appreciation (depreciation)	84	—	(1)	(109)	(26)
Net realized gains (losses)	—	—	—	—	—
Transfers into/out of Level 3(3)	—	—	—	—	—
Fair value, end of period	$333,646	$1,398	$1,162	$1,207	$337,413
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$111	$—	$(1)	$(109)	$1

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of September 30, 2026 and December 31, 2025, respectively. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
	Fair	Valuation	Significant Unobservable	Range(2)				Weighted
Asset Category	Value	Technique (1)	Input	Low		High		Average(3)
Investments in first lien debt	$508,167	Yield Analysis	Discount Rate	8.81%		20.05%		10.17%
	4,961	Market Approach	EBITDA Multiple	6.25	x	9.50	x	9.17	x
	1,849	Market Approach	Revenue Multiple					0.85	x
Other Debt	332	Market Approach	EBITDA Multiple					6.25	x
Preferred Equity	1,314	Market Approach	EBITDA Multiple	6.25	x	15.50	x	13.07	x
Common Equity	2,417	Market Approach	EBITDA Multiple	6.25	x	17.25	x	9.84	x
Total Investments	$519,040

(1)
During the nine months ended September 30, 2026, one debt investment with a fair value of $1.8 million transitioned from a yield analysis to a market approach using a revenue multiple. One equity investment with a fair value of $0.1 million transitioned from a yield analysis to a market approach using an EBITDA multiple.
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
(2)
During the year ended December 31, 2025, one preferred equity position with a fair value of $116 thousand transitioned from an income approach to a market approach valuation technique.
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

Financial instruments disclosed but not carried at fair value

The Company’s debt, including its credit facility, is presented at carrying value on the Consolidated Statements of Financial Condition. The fair value of the Company’s credit facility is estimated in accordance with the Company’s valuation policy. The carrying value and fair value of the Company’s debt were as follows:

	September 30, 2026			December 31, 2025
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Citibank Funding Facility	3	$305,700	$305,700	$261,700	$261,700

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.

(6)
DEBT

The Company’s outstanding debt obligations were as follows:

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$500,000	$305,700	$194,300	$400,000	$261,700	$138,300

The Company’s summary information of its debt obligations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted average interest rate(1)	5.79%	6.53%	5.68%	6.56%
Weighted average effective interest rate (2)	6.14%	6.96%	6.02%	7.02%
Weighted average debt outstanding	$301,950	$140,504	$286,216	$130,139

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

The obligations of LGAM SPV LLC under the Citibank Funding Facility are secured by all of the assets held by LGAM SPV LLC (the “Collateral”), including certain corporate loans and corporate debt securities that the Company has originated or acquired, or will originate or acquire, from time to time (the “Portfolio Investments”), to be sold, contributed or otherwise transferred by the Company to LGAM SPV LLC pursuant to the terms of the Sale and Contribution Agreement dated as of December 4, 2023 (the “Sale and Contribution Agreement” and, together with the Credit and Security Agreement, the “Agreements”) between the Company and LGAM SPV LLC, entered into in connection with the Citibank Funding Facility. Under the Agreements, the Company and LGAM SPV LLC, as applicable, have made customary representations and warranties regarding the Portfolio Investments, as well as their businesses, and are required to comply with various covenants, servicing procedures, limitations on disposition of Portfolio Investments, reporting requirements and other customary requirements for similar revolving funding facilities. The Credit and Security Agreement includes usual and customary affirmative and negative covenants and events of default for revolving funding facilities of this nature. As of September 30, 2026, the Company was in compliance with all covenants and other requirements of the Citibank Funding Facility.

The summary information of the Citibank Funding Facility is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$4,367	$2,344	$12,189	$6,475
Facility unused commitment fees	369	228	937	542
Amortization of deferred financing costs	267	155	732	455
Total	$5,003	$2,727	$13,858	$7,472

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

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had $102,300 and $121,809, respectively, of unfunded commitments to fund delayed draw and revolving senior secured loans.

(8)
MEMBERS’ CAPITAL

The following table shows the components of net distributable earnings (accumulated losses) as shown on the Consolidated Statements of Financial Condition:

	As of
	September 30, 2026	December 31, 2025
Net distributable earnings (losses), beginning of period	$(1,586)	$1,622
Net investment income (loss)	16,142	14,533
Net realized gain (loss)	(1,316)	(940)
Net unrealized appreciation (depreciation)	(6,452)	(1,541)
Dividends declared	(15,761)	(15,286)
Tax reclassification of unitholders' equity	—	26
Net distributable earnings (losses), end of period	$(8,973)	$(1,586)

The following table summarizes the total Units issued and proceeds received from the closings of the Company’s continuous private offering that occurred for the nine months ended September 30, 2026 and September 30, 2025:

Unit Issuance Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2026
January 1, 2026	773,332	$15,412
February 1, 2026	526,732	10,493
March 1, 2026	522,962	10,407
April 1, 2026	—	—
May 1, 2026	394,562	7,737
June 1, 2026	263,964	5,176
July 1, 2026	—	—
August 1, 2026	177,957	3,476
September 1, 2026	55,206	1,074
Total	2,714,715	$53,775

For the Nine Months Ended September 30, 2025
January 1, 2025	92,026	$1,867
February 1, 2025	324,243	6,569
March 1, 2025	257,946	5,216
April 1, 2025	156,200	3,144
May 1, 2025	104,734	2,103
June 1, 2025	78,354	1,570
July 1, 2025	747,037	14,993
August 1, 2025	237,133	4,757
September 1, 2025	502,254	10,075
Total	2,499,927	$50,294

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2026 and September 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2026
January 26, 2026	January 31, 2026	February 4, 2026	$0.1412	$1,675
February 23, 2026	February 28, 2026	March 4, 2026	0.1411	1,748
March 23, 2026	March 31, 2026	April 6, 2026	0.1410	1,820
April 24, 2026	April 30, 2026	May 5, 2026	0.1390	1,717
May 26, 2026	May 31, 2026	June 3, 2026	0.1389	1,771
June 22, 2026	June 30, 2026	July 6, 2026	0.1389	1,808
July 24, 2026	July 31, 2026	August 5, 2026	0.1383	1,724
August 21, 2026	August 31, 2026	September 3, 2026	0.1383	1,748
September 22, 2026	September 30, 2026	October 5, 2026	0.1378	1,750
Total Distributions			$1.2545	$15,761

For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 5, 2025	$0.1564	$1,125
February 27, 2025	February 28, 2025	March 5, 2025	0.1562	1,174
March 25, 2025	March 31, 2025	April 3, 2025	0.1559	1,212
April 25, 2025	April 30, 2025	May 5, 2025	0.1510	1,198
May 22, 2025	May 31, 2025	June 4, 2025	0.1505	1,210
June 18, 2025	June 30, 2025	July 3, 2025	0.1420	1,152
July 24, 2025	July 31, 2025	August 5, 2025	0.1380	1,223
August 21, 2025	August 31, 2025	September 3, 2025	0.1379	1,255
September 22, 2025	September 30, 2025	October 3, 2025	0.1379	1,324
Total Distributions			$1.3258	$10,873

Distribution Reinvestment Plan

The Company has adopted an “opt-in” distribution reinvestment plan (“DRIP”). As a result, if the Company declares a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Units. Unitholders who receive distributions in the form of Units will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, those unitholders will not receive cash with which to pay any applicable taxes.

The Company did not issue any Units pursuant to the DRIP for the nine months ended September 30, 2026 and September 30, 2025.

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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2026:

Repurchase Request Deadline	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the nine months ended September 30, 2026
April 1, 2026	5.00%	$19.63	March 31, 2026	$10,881	554,324	5.00%	—
July 1, 2026	5.00%	$19.52	June 30, 2026	10,736	550,000	4.45%	—
October 1, 2026	5.00%	$19.35	September 30, 2026	3,977	205,550	1.65%	—
Total				$25,594	1,309,874

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

For the nine months ended September 30, 2025, no Units were repurchased.

(9)
EARNINGS (LOSS) PER UNIT

The following table sets forth the computation of basic and diluted earnings (losses) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator-net increase (decrease) in Members' Capital from operations	$3,048	$3,728	$8,374	$9,097
Denominator-weighted average Units outstanding	12,597,460	9,183,407	12,559,858	8,241,854
Basic and diluted earnings (loss) per Unit	$0.24	$0.41	$0.67	$1.10

(10)
CONSOLIDATED FINANCIAL HIGHLIGHTS

The following are the financial highlights:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Unit Data:(1)
Net asset value, beginning of period	$19.93	$20.29
Net investment income (loss)	1.29	1.21
Net unrealized and realized gain (loss)(2)	(0.62)	(0.11)
Net increase (decrease) in net assets resulting from operations	0.67	1.10
Dividends declared	(1.25)	(1.33)
Total increase (decrease) in net assets	(0.58)	(0.23)
Net asset value, end of period	$19.35	$20.06
Units outstanding, end of period	12,491,312	9,601,786
Weighted average Units outstanding	12,559,858	8,241,854
Total return based on net assets (3)	3.48%	5.58%
Ratio/Supplemental Data:
Members' capital, end of period	$241,712	$192,646
Ratio of expenses before waivers to average members' capital(4)	10.25%	8.70%
Ratio of net expenses to average members' capital(4)	10.10%	8.70%
Ratio of net investment income to average members' capital(4)	9.02%	8.30%
Asset coverage ratio(5)	179.00%	212.00%
Portfolio turnover rate	7.86%	7.40%

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
(5)
Asset coverage is calculated in accordance with Section 18(h) of the Investment Company Act of 1940, as amended (the “1940 Act”), as the ratio that the value of the Company’s total assets, less all liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness. Effective November 30, 2023, in accordance with Section 61(a)(2) of the 1940 Act, with certain limited exceptions, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to November 30, 2023, in accordance with the 1940 Act, with certain limited exceptions, the Company was allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing.
(11)
SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below.

October Distribution Declarations

On October 23, 2026, the Board of Directors of the Company declared a distribution in the amount of $0.1371 per unit and payable on or around November 4, 2026 to unitholders of record as of October 31, 2026.

November Issuances

Pursuant to the Company’s continuous private offering, the Company held a closing relating to the sale of the Company’s Units for an aggregate offering price of $1.4 million effective November 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except per unit amounts, unless otherwise indicated)

In this Quarterly Report on Form 10-Q, or this “Report,” except where context suggests otherwise, the terms “Company,” “we,” “our” or “us” refer to LGAM Private Credit LLC and its consolidated subsidiaries. This Report, including the documents we incorporate by reference into this Report, contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

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
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, under “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and elsewhere in this Report.

The information contained in this section should be read in conjunction with “Part I, Item 1. Consolidated Financial Statements.” Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Report should not be regarded as a representation by us that our plans and objectives will be achieved. This discussion contains forward-looking statements, which relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, or the Form 10-K, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and elsewhere in this Report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Pursuant to the exemptive relief granted by the SEC to us and our Adviser on June 3, 2025 (the “Order”), we are able to enter into certain negotiated co-investment transactions alongside certain Regulated Funds and Affiliated Entities (each as defined in the Order), in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. The Order contains certain conditions and requires the Board to maintain oversight of our participation in the co-investment program. The Order also requires a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors to make certain conclusions pursuant to Section 57(f) of the 1940 Act in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of ours is an existing investor in the portfolio company, non-pro rata follow-on investments and non-pro rata dispositions of investments.

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
•
amounts payable to third parties relating to, or associated with, sourcing, evaluating, making, holding, settling, clearing, monitoring or disposing of prospective or actual investments;
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

PORTFOLIO AND INVESTMENT ACTIVITY

The composition of our portfolio is presented below:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$527,088	$521,204	99.2%	$455,963	$455,473	99.2%
Second Lien Debt	—	—	—	1,416	1,416	0.3
Other Debt Investments	1,307	332	0.1	1,213	1,186	0.3
Equity	4,054	3,731	0.7	1,379	1,166	0.2
Total	$532,449	$525,267	100.0%	$459,971	$459,241	100.0%

Our debt portfolio (excluding our liquid loan portfolio) displayed the following characteristics of each of our investments(1)(2), unless otherwise noted:

	As of
	September 30, 2026	December 31, 2025
Number of portfolio companies	143	132
Number of industries	31	32
Number of new investment commitments in portfolio companies	15	54
Number of portfolio companies exited or fully repaid	4	11
Percentage of performing debt bearing a floating rate, at fair value	100.0%	99.8%
Percentage of performing debt bearing a fixed rate, at fair value	—%	0.2%
Weighted average yield on debt and income producing investments, at cost(3)	9.2%	8.8%
Weighted average yield on debt and income producing investments, at fair value(3)	9.3%	8.8%
Weighted average yield on total portfolio, at cost(4)	9.1%	8.7%
Weighted average yield on total portfolio, at fair value(4)	9.2%	8.7%
Weighted average 12-month EBITDA	$169.5	$168.0
Median 12-month EBITDA	$100.1	$102.8
Weighted average net leverage through tranche(5)	5.9x	6.0x
Weighted average interest coverage(6)	2.0x	1.9x
Weighted average loan to value(7)	38.4%	39.4%
Percentage of debt investments with one or more financial covenants	43.9%	42.5%
Percentage of our debt investments that are sponsor backed	97.2%	96.8%
Percentage of loans and other debt in support of LBOs and acquisitions	56.2%	65.0%
Percentage of our debt portfolio subject to business cycle volatility	3.0%	2.6%
Percentage of our total portfolio on non-accrual, at cost	0.5%	1.6%
Average position size of our investments, at fair value (in millions)	$3.7	$3.5

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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	As of and for the Three Months Ended
	September 30, 2026	September 30, 2025
New investments committed
Gross principal balance(1)	$—	$93,026
Net new investments committed	$—	$93,026
Investments, at cost
Investments, beginning of period	$532,220	$293,382
New investments purchased	11,299	67,393
Net accretion of discount on investments	227	167
Payment-in-kind	476	105
Net realized gain (loss) on investments	(26)	7
Investments sold or repaid	(11,747)	(8,944)
Investments, end of period	$532,449	$352,110
Amount of investments funded, at principal
First lien debt investments	$10,779	$67,563
Other debt investments	589	—
Equity	—	250
Total	$11,368	$67,813
Amount of investments sold/fully repaid, at principal
First lien debt investments	$6,216	$6,887
Total	$6,216	$6,887

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

Risk Rating 2 — In the opinion of our Investment Adviser, investments in Risk Rating 2 involve a level of risk relative to our initial cost basis at the time of origination or acquisition. Risk Rating 2 investments are generally performing in line with our initial underwriting expectations, and risk factors to ultimately recoup the cost of our principal investment are neutral to favorable. All newly originated or acquired investments are initially included in Risk Rating 2.

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

The distribution of our portfolio on the Investment Adviser’s Internal Risk Rating System is as follows:

	September 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total
Risk rating 1	$4,754	0.9%	$—	—%
Risk rating 2	511,099	97.3	453,360	98.7
Risk rating 3	7,950	1.5	—	—
Risk rating 4	1,464	0.3	5,881	1.3
	$525,267	100.0%	$459,241	100.0%

The table below presents the amortized cost of our performing and non-accrual investments as of the following periods:

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$529,938	99.5%	$452,786	98.4%
Non-accrual(1)	2,511	0.5	7,185	1.6
Total	$532,449	100.0%	$459,971	100.0%

(1) As of September 30, 2026 and December 31, 2025, we had certain investments in three and one portfolio companies, respectively, that were on non-accrual status.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table represents our operating results:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$12,324	$7,794	$35,315	$21,169
Less: Net expenses	6,921	4,035	19,173	11,167
Net investment income (loss)	5,403	3,759	16,142	10,002
Net realized gain (loss)	(125)	9	(1,316)	(746)
Net change in unrealized appreciation (depreciation)	(2,230)	(40)	(6,452)	(159)
Net increase (decrease) in net assets resulting from operations	$3,048	$3,728	$8,374	$9,097

Investment Income

Investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income	$11,655	$7,545	$33,312	$20,510
Payment-in-kind income	398	114	949	278
Dividend income	32	4	95	9
Other income	239	131	959	372
Total investment income	$12,324	$7,794	$35,315	$21,169

In the table above, total investment income increased from $7,794 and $21,169 for the three and nine months ended September 30, 2025, respectively, to $12,324 and $35,315 for the three and nine months ended September 30, 2026. The increase was primarily driven by our deployment of capital. The size of our investment portfolio at amortized cost increased from $352,110 as of September 30, 2025 to $532,449 as of September 30, 2026. This was partially offset by declining base rates and repricings on our existing portfolio, which impacted our weighted average yield. Our weighted average yield at cost on debt and income producing investments decreased to 9.2% as of September 30, 2026 from 9.3% as of September 30, 2025. As of September 30, 2026, investments on non-accrual status were $2,511, or 0.5% of the portfolio at amortized cost, compared to no investments on non-accrual status as of September 30, 2025.

For the three and nine months ended September 30, 2026, 3.2% and 2.7%, respectively, of our total investment income was comprised of PIK interest.

For the three and nine months ended September 30, 2025, 1.5% and 1.3%, respectively, of our total investment income was comprised of PIK interest.

Additionally, for the three and nine months ended September 30, 2026, we recorded $68 and $203, respectively, of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $27 and $87 for the same periods in the prior year, primarily as a result of prepayments.

Expenses

Expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Expenses:
Interest and other financing expenses	$5,003	$2,727	$13,858	$7,472
Management fees	612	449	1,829	1,222
Income based incentive fees	772	537	2,276	1,414
Capital gains incentive fees	—	—	—	(103)
Professional fees	399	249	1,043	804
Directors' fees	65	26	143	79
Administrative service fees	22	—	162	121
Servicing fees	—	—	—	—
General and other expenses	48	47	182	158
Total expenses	$6,921	$4,035	$19,493	$11,167
Expense waiver	—	—	—	—
Expense support	—	—	(100)	—
Management fees waiver	—	—	(110)	—
Income based incentive fees waiver	—	—	(110)	—
Net expenses	$6,921	$4,035	$19,173	$11,167

Interest and Other Financing Expenses

Interest and other financing expenses, including unused commitment fees, amortization of debt issuance costs and deferred financing costs, increased to $5,003 and $13,858 for the three and nine months ended September 30, 2026, respectively, from $2,727 and $7,472 for the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by our increased borrowings. Our weighted average debt outstanding increased from $140,504 and $130,139 for the three and nine months ended September 30, 2025, respectively, to $301,950 and $286,216 for the three and nine months ended September 30, 2026, respectively.

Management Fees

Base management fees, net of waiver, were $612 and $1,719 for the three and nine months ended September 30, 2026, respectively. Base management fees were $449 and $1,222 for the three and nine months ended September 30, 2025, respectively.

Incentive Fee

The incentive fee consists of two components: (1) income based incentive fee and (2) capital gains incentive fee. The income based incentive fees, net of waiver, were $772 and $2,166, respectively for the three and nine months ended September 30, 2026 and $537 and $1,414 for the three and nine months ended September 30, 2025, respectively. Capital gains incentive fees for the three and nine months ended September 30, 2026 were $0 and $0, respectively. Capital gains incentive fees were $0 and $(103) for the three and nine months ended September 30, 2025, respectively.

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized and unrealized gains (losses):
Net realized gain (loss) on investments	$(125)	$7	$(1,316)	$(748)
Translation of assets and liabilities in foreign currencies	—	2	—	2
Net realized gain (loss)	$(125)	$9	$(1,316)	$(746)
Net change in unrealized appreciation (depreciation):
Net change in unrealized appreciation (depreciation) on investments	(2,230)	(37)	(6,452)	(162)
Translation of assets and liabilities in foreign currencies	—	(3)	—	3
Net unrealized appreciation (depreciation)	(2,230)	(40)	(6,452)	(159)
Net realized and unrealized gain (loss)	$(2,355)	$(31)	$(7,768)	$(905)

For the three and nine months ended September 30, 2026, net change in unrealized depreciation on our investments of $(2,230) and $(6,452), respectively, was primarily the result of the financial performance in certain portfolio companies. For the three and nine months ended September 30, 2025, net change in unrealized depreciation on our investments of $(37) and $(162), respectively, were primarily driven by changes in spreads in the primary and secondary markets.

For the three and nine months ended September 30, 2026, net realized losses on our investments were $(125) and $(1,316), respectively, which were primarily due to the restructuring of one portfolio company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We generate cash from the net proceeds of offerings of our Units, net borrowings from our credit facility, and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of any closing of our continuous private offering of our Units. Our primary use of cash is investments in portfolio companies, payments of our expenses, funding repurchases under our unit repurchase program and payment of cash distributions to our unitholders. Details of our credit facility are described in “Debt” below. We may, from time to time, enter into new credit facilities, increase the size of our existing credit facility or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

As of September 30, 2026, we had approximately $25.3 million of unrestricted cash, cash equivalents, and short term investments (including investments in money market funds), which taken together with our approximately $194.3 million of availability under the Citibank Funding Facility (subject to borrowing base availability) (as defined in Note 6. “Debt” in the notes to the accompanying consolidated financial statements), respectively, we expect to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2026, we believed we had adequate financial resources to satisfy unfunded portfolio company commitments of $102.3 million.

Unregistered Sales of Equity Securities

The following table summarizes the total Units issued and proceeds received from the closings of our continuous private offering that occurred for the nine months ended September 30, 2026 and September 30, 2025:

Unit Issuance Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2026
January 1, 2026	773,332	$15,412
February 1, 2026	526,732	10,493
March 1, 2026	522,962	10,407
April 1, 2026	—	—
May 1, 2026	394,562	7,737
June 1, 2026	263,964	5,176
July 1, 2026	—	—
August 1, 2026	177,957	3,476
September 1, 2026	55,206	1,074
Total	2,714,715	$53,775

For the Nine Months Ended September 30, 2025
January 1, 2025	92,026	$1,867
February 1, 2025	324,243	6,569
March 1, 2025	257,946	5,216
April 1, 2025	156,200	3,144
May 1, 2025	104,734	2,103
June 1, 2025	78,354	1,570
July 1, 2025	747,037	14,993
August 1, 2025	237,133	4,757
September 1, 2025	502,254	10,075
Total	2,499,927	$50,294

Distributions

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2026 and September 30, 2025:

Date Declared	Record Date	Payment Date	Per Unit Amount	Total Amount
For the Nine Months Ended September 30, 2026
January 26, 2026	January 31, 2026	February 4, 2026	$0.1412	$1,675
February 23, 2026	February 28, 2026	March 4, 2026	0.1411	1,748
March 23, 2026	March 31, 2026	April 6, 2026	0.1410	1,820
April 24, 2026	April 30, 2026	May 5, 2026	0.1390	1,717
May 26, 2026	May 31, 2026	June 3, 2026	0.1389	1,771
June 22, 2026	June 30, 2026	July 6, 2026	0.1389	1,808
July 24, 2026	July 31, 2026	August 5, 2026	0.1383	1,724
August 21, 2026	August 31, 2026	September 3, 2026	0.1383	1,748
September 22, 2026	September 30, 2026	October 5, 2026	0.1378	1,750
Total Distributions			$1.2545	$15,761

For the Nine Months Ended September 30, 2025
January 27, 2025	January 31, 2025	February 5, 2025	$0.1564	$1,125
February 27, 2025	February 28, 2025	March 5, 2025	0.1562	1,174
March 25, 2025	March 31, 2025	April 3, 2025	0.1559	1,212
April 25, 2025	April 30, 2025	May 5, 2025	0.1510	1,198
May 22, 2025	May 31, 2025	June 4, 2025	0.1505	1,210
June 18, 2025	June 30, 2025	July 3, 2025	0.1420	1,152
July 24, 2025	July 31, 2025	August 5, 2025	0.1380	1,223
August 21, 2025	August 31, 2025	September 3, 2025	0.1379	1,255
September 22, 2025	September 30, 2025	October 3, 2025	0.1379	1,324
Total Distributions			$1.3258	$10,873

Distribution Reinvestment

We have adopted an “opt-in” distribution reinvestment plan (“DRIP”). As a result, if we declare a cash distribution, unitholders that specifically opt in to the DRIP will have their cash distributions automatically reinvested in additional Units. For the nine months ended September 30, 2026 and September 30, 2025, we did not issue any Units pursuant to our DRIP. For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this Report.

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

The following table further summarizes the unit repurchases completed for the nine months ended September 30, 2026:

Repurchase Request Deadline	Percentage of Outstanding Units the Company Offered to Repurchase(1)	Price Paid Per Unit	Repurchase Pricing Date	Amount Repurchased	Number of Units Repurchased	Percentage of Outstanding Units Repurchased(1)	Maximum number of units that may yet be purchased under the repurchase program(2)
For the nine months ended September 30, 2026
April 1, 2026	5.00%	$19.63	March 31, 2026	$10,881	554,324	5.00%	—
July 1, 2026	5.00%	$19.52	June 30, 2026	10,736	550,000	4.45%	—
October 1, 2026	5.00%	$19.35	September 30, 2026	3,977	205,550	1.65%	—
Total				$25,594	1,309,874

(1) Percentage is based on total units as of the close of the previous calendar quarter.

(2) All repurchase requests were satisfied in full.

For the nine months ended September 30, 2025, no Units were repurchased.

For further details, see Note 8 “Members’ Capital” to our consolidated financial statements included in this Report.

Debt

Our outstanding debt obligations were as follows:

	September 30, 2026			December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Unused Portion	Aggregate Principal Committed	Outstanding Principal	Unused Portion
Citibank Funding Facility	$500,000	$305,700	$194,300	$400,000	$261,700	$138,300

For further details, see Note 6 “Debt” to our consolidated financial statements included in this Report.

RECENT DEVELOPMENTS

October Distribution Declarations

On October 23, 2026, our Board declared a distribution in the amount of $0.1371 per unit and payable on or around November 4, 2026 to unitholders of record as of October 31, 2026.

November Issuances

Pursuant to our continuous private offering, we held a closing relating to the sale of our Units for an aggregate offering price of $1.4 million effective November 1, 2026.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Summary of Significant Accounting Policies.”

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

As of September 30, 2026, approximately 100.0% of our debt investments bore floating interest rates. Based on our Consolidated Statements of Financial Condition as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical reference rate changes in interest rates (considering interest rate floors and ceilings for floating rate debt instruments, assuming no changes in our investments and borrowing structure as of September 30, 2026) (dollar amounts in thousands):

	Interest	Interest	Net
Basis Point Change - Interest Rates	Income	Expense	Income
Up 300 basis points	$15,905	$(9,171)	$6,734
Up 200 basis points	$10,604	$(6,114)	$4,490
Up 100 basis points	$5,302	$(3,057)	$2,245
Up 25 basis points	$1,325	$(764)	$561
Down 25 basis points	$(1,325)	$764	$(561)
Down 100 basis points	$(5,302)	$3,057	$(2,245)
Down 200 basis points	$(10,604)	$6,114	$(4,490)
Down 300 basis points	$(15,839)	$9,171	$(6,668)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred for the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the risk factors previously disclosed under Part I, Item 1A of the Annual Report on Form 10-K and under Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition and/or operating results. The risks disclosed in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Refer to “Part I Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Members’ Capital” in this Report, the Form 10-K and our Current Reports on Form 8-K filed on July 28, 2026, August 25, 2026 and September 24, 2026 for the issuance of our Units for the three months ended September 30, 2026. Such issuances were part of our continuous private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Issuer Purchases of Equity Securities

At the discretion of the Board of Directors, we have in the past and may in the future conduct quarterly repurchase offers pursuant to a unit repurchase program. The purpose of the unit repurchase program is to provide liquidity to unitholders. We intend to limit the number of Units to be repurchased in each quarter to no more than 5% of our outstanding Units (either by number of Units or aggregate net asset value) as of such quarter end. All Units purchased by us pursuant to the terms of each offer to repurchase will be retired and thereafter will be unissued Units. Any Units to be purchased from any of our officers, directors or affiliates will be on the same terms and conditions as any other purchase of Units.

On September 1, 2026, we announced a quarterly tender offer that commenced on September 2, 2026 and ended at 12:01 a.m., Eastern Time, on October 1, 2026 (the “Offer”). Because there is no secondary trading market for our Units, our Board of Directors determined, after consideration of various matters, that the Offer was in the best interests of unitholders in order to provide liquidity for our unitholders. Approximately 205,550 of our Units were validly tendered and not withdrawn prior to the expiration of the Offer. The Units were repurchased at a price of $19.35 per Unit, which represents the net asset value per Unit as of September 30, 2026. The payment of the purchase price of the Units tendered was promptly made in cash issued to the unitholders whose tenders were accepted for purchase by us in accordance with the terms of the Offer. The following table sets forth information regarding repurchases of Units during the three months ended September 30, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Unit	Units Repurchased	Aggregate Dollar Amount of Units Accepted for Repurchase (in thousands)
September 2, 2026	October 1, 2026	$19.35	205,550	$3,977

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LGAM Private Credit LLC
Dated: November 12, 2026	By:	/s/ Michael Occi
Michael Occi
Director and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ David Pessah
David Pessah
Chief Financial Officer
(Principal Financial Officer)